Form 10QSB
period 1996-06-30
WESTWOOD FINANCIAL CORP
filed 1996-08-14
CIK 1005187

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarter period ended June 30, 1996

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT

       For the transition period from          to
                                      --------    ---------

                           Commission File No. 0-28200

                         Westwood Financial Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

      New Jersey                              22-3413572
      ----------                              ----------
State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification No.)

                   700-88 Broadway, Westwood, New Jersey 07675
                   -------------------------------------------
                    (Address of principal executive offices)

                                  201-666-5002
                                  ------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X      No
                                                               ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                 Class: Common Stock, par value $0.10 per share
                  Outstanding shares at August 5, 1996: 646,743

                         WESTWOOD FINANCIAL CORPORATION

                              INDEX TO FORM 10-QSB


                                                                            Page
                                                                            ----

PART 1.  FINANCIAL INFORMATION
         ---------------------

Item 1. Financial Statements

        Consolidated statements of Financial Condition at June
        30, 1996 (unaudited) and March 31, 1995                                2

        Consolidated Statements of income for the three months
        ended June 30, 1996 and 1995 (unaudited)                               3

        Consolidated Statements of Cash Flows for the three months
        ended June 30, 1996 and 1995 (unaudited)                               4

        Notes to Consolidated Financial

        Statements (unaudited)                                                 5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    6

PART II.OTHER INFORMATION
        -----------------

Item 1. Legal Proceedings                                                     11

Item 2. Changes in Securities                                                 11

Item 3. Default Upon Senior Securities                                        11

Item 4. Submission of Matters to a Vote of Security Holders                   11

Item 5. Other Information                                                     11

Item 6. Exhibits and Reports on Form 8-K                                      11

SIGNATURES

                  WESTWOOD FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                       WESTWOOD FINANCIAL     WESTWOOD
                                                          CORPORATION         SAVINGS
                                                          CONSOLIDATED        BANK(1)
                                                         JUNE 30, 1996    MARCH 31, 1996
                                                         -------------    --------------
                                                          (UNAUDITED)

                  ASSETS
                  ------
Cash and cash equivalents                                    $  6,409        $  5,208
Loans receivable, net                                          36,863          34,497
Interest receivable on loans                                      232             218
FHLB stock, at cost                                               440             440
Mortgage-backed securities held-to-maturity,
  (market value of $13,077 and $13,266, respectively)          13,247         13,281
Investment securities held-to-maturity,
  (market value of $26,815 and $25,586, respectively)          27,245         25,742
Investment securities available-for-sale,
  (at market value)                                             4,413           4,422
Interest receivable on investments                                545             488
Property and equipment, net                                       765             750
Goodwill                                                        1,214           1,238
Prepaid expenses and other assets                                  87             280
                                                             --------        --------

     TOTAL ASSETS                                            $ 91,460        $ 86,564
                                                             ========        ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Liabilities:
  Demand deposits                                            $ 13,878        $ 12,618
  Savings deposits                                             67,449          67,622
  Interest payable on deposits                                    128             116
  Other liabilities                                               278              81
  Dividends payable                                                32               0
                                                             --------        --------
     Total Liabilities                                         81,765          80,437
                                                             --------        --------
Commitments and Contingencies                                    --              --

Shareholders' equity:

  Common stock                                                     65             760
  Paid in capital                                               3,264           4,414
  Retained earnings                                             6,584           1,174
  Unearned stock bonus plan shares                               (116)           (128)
  Unrealized gain/(loss) on securities available-for-sale        (102)            (93)
                                                             --------        --------
     Total Shareholders' Equity                                 9,695           6,127
                                                             --------        --------

     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                  $ 91,460        $ 86,564
                                                             ========        ========


(1) On June 6, 1996, Westwood Savings Bank became a wholly-owned subsidiary of Westwood Financial Corporation. The consolidated balance sheet at March 31, 1996 has been taken from the audited balance sheet at that date.

See notes to consolidated financial statements.

                  WESTWOOD FINANCIAL CORPORATION AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)

                                             WESTWOOD FINANCIAL    WESTWOOD
                                                CORPORATION        SAVINGS
                                               CONSOLIDATED         BANK
                                               JUNE 30, 1996    JUNE 30, 1995
                                               -------------    -------------

INTEREST INCOME
    Loans receivable                                $  711          $  641
    Mortgage-backed securities                         224             212
    Investment securities, including O/N deposits      567             457
    Dividends on FHLB stock                              7               8
                                                    ------          ------

        Total interest income                        1,509           1,318

INTEREST EXPENSE ON DEPOSITS                           844             773
                                                    ------          ------

    Net interest income                                665             545

    Provision for loan losses                           35              15
                                                    ------          ------

    Net interest income after

        provision for loan losses                      630             530

NONINTEREST INCOME

    Miscellaneous charges and fees                      28              24
    Late charges                                         2               2
                                                    ------          ------

        Total noninterest income                        30              26

NONINTEREST EXPENSE

    Compensation and employee benefits                 166             157
    FDIC insurance and regulatory expenses              46              37
    Depreciation and amortization                       40              38
    Data Processing                                     34              28
    Occupancy                                           28              26
    Other                                               88              70
                                                    ------          ------

        Total noninterest expense                      402             356
                                                    ------          ------

INCOME BEFORE INCOME TAXES                             258             200

INCOME TAX EXPENSE                                      89              73
                                                    ------          ------

NET INCOME                                          $  169          $  127
                                                    ======          ======

Weighted Average Earnings Per Share                 $ 0.37          $   NM
                                                    ======          ======


       NM - Not meaningful due to conversion and reorganization effective June 6, 1996.

See notes to consolidated financial statements.

                  WESTWOOD FINANCIAL CORPORATION AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                      WESTWOOD FINANCIAL     WESTWOOD
                                                          CORPORATION        SAVINGS
                                                         CONSOLIDATED          BANK
                                                      THREE MONTHS ENDED  THREE MONTHS ENDED
                                                         JUNE 30, 1996      JUNE 30, 1995
                                                         -------------      -------------

INTEREST OPERATING ACTIVITIES
  NET INCOME                                                 $   169          $   127
                                                             =======          =======
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization                                 40               50
    Provision for loan losses                                     35               15
  (INCREASE) DECREASE IN ASSETS:

    Prepaid expenses                                             193               74
  INCREASE (DECREASE) IN LIABILITIES:
    Interest payable                                              12               27
    Corporate taxes payable                                       89               73
    Accrued expenses                                             139             (100)
                                                             -------          -------
          TOTAL ADJUSTMENTS                                      508              139
                                                             -------          -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES              677              266
                                                             -------          -------

INVESTING ACTIVITIES:
    Loans made of net repayments                              (2,401)            (539)
    Purchase of investments - net of sales                    (1,460)          (2,454)
    Purchases of office property and equipment                   (31)             (14)
                                                             -------          -------
          NET CASH USED BY INVESTING ACTIVITIES               (3,892)          (3,007)
                                                             -------          -------

FINANCING ACTIVITIES:
    Net increase in demand accounts, passbook
      savings accounts, certificates of deposit,
      and individual retirement accounts                       1,087            2,590
    Proceeds from sale of stock, net of conversion costs       3,329                0
    Dividends paid                                                 0              (16)
                                                             -------          -------
        NET CASH PROVIDED BY FINANCING ACTIVITIES              4,416            2,574
                                                             -------          -------

     INCREASE (DECREASE) IN CASH EQUIVALENTS                   1,201             (167)

     CASH AND CASH EQUIVALENTS - Beginning of period           5,208            3,555
                                                             -------          -------

     CASH AND CASH EQUIVALENTS - End of period               $ 6,409          $ 3,388
                                                             =======          =======

SUPPLEMENTAL DISCLOSURES RELATED TO THE
CONSOLIDATED STATEMENT OF CASH FLOW

CASH PAID DURING THE PERIOD FOR:

   Interest on deposits                                      $   716         $   746
   Income taxes                                              $     0         $     0



See notes to consolidated financial statements.

          Notes to Unaudited Interim Consolidated Financial Statements

                                  June 30, 1996

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements include the accounts of Westwood Financial Corporation (the "Corporation") and Westwood Savings Bank, a wholly-owned subsidiary of the Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

The Corporation is a New Jersey stock corporation organized in December 1995 to facilitate the conversion of the Bank's holding company (formerly Bergen North Financial, M.H.C.) from the mutual to stock form of ownership and to acquire and hold all of the capital stock of the Bank. In connection with the conversion, Bergen North Financial, M.H.C., which had owned 58% of the Bank's common stock, was merged with and into the Bank, and its shares of the Bank were canceled. On June 6, 1996, the Corporation issued 261,488 shares of its common stock for all of the remaining outstanding shares of the Bank, and issued and sold 385,255 shares of its common stock at a price of $10.00 per share. Since June 6, 1996, the Corporation engaged in no significant business activity other than its ownership of the Bank's common stock.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the interim period ended June 30, 1995 and June 30, 1996 are not necessarily indicative of the results which may be expected for an entire year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's special Report on Form 10-KSB for the year ended March 31, 1996 filed pursuant to rule 15(d)(2).

NOTE 2:  EARNINGS PER SHARE

Earnings per share for the three months ended June 30, 1996 was calculated based on the number of fully diluted shares at period end. Stock options are regarded as common stock equivalents computed using the Treasury Stock method.

Earnings per share for the three months ended June 30, 1995 was not meaningful due to the conversion and reorganization effective June 30, 1996.

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1995, the Bank adopted FASB Statement Nos. 114, "Accounting by Creditors for Impairment of a Loan" and 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The provision of these statements are applicable to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and loans that are measured at fair value or at the lower of cost or fair value. Additionally, such provisions apply to all loans that are renegotiated in trouble debt restructurings involving a modification of terms.

Statement No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, except that loans renegotiated as part of a troubled debt restructuring subsequent to the adoption of Statement Nos. 114 and 118 must be measured for impairment by discounting the total expected cash flow under the renegotiated terms at each loan's original effective interest rate.

A loan evaluated for impairment pursuant to Statement No. 114 is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant payment delay, which is defined by the Bank as up to ninety days, will not cause a loan to be classified as impaired. A loan is not impaired during the period of delay in payment if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Thus, a demand loan or other loan with no stated maturity is not impaired if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate, during the period the loan is outstanding. All loans identified as impaired are evaluated independently. The Bank does not aggregate such loans for evaluation purposes.

The adoption of Statement Nos. 114 and 118 did not have a material adverse impact on financial condition or operations.

Payments received on impaired loans are applied first to interest receivable and then to principal.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Westwood Financial Corporation, Inc. (the "Corporation") is a New Jersey corporation organized in December 1995 at the direction of the Board of Directors of the Westwood Savings Bank of New Jersey (the "Bank") to facilitate the conversion of Bergen North Financial, M.H.C. (the "Mutual Holding company") from the mutual to stock form of ownership and to acquire and hold all of the capital stock of the Bank (collectively, the "Conversion and Reorganization"). Prior to the consummation of the Conversion and Reorganization, the Mutual Holding Company was the majority stockholder of the Bank and upon consummation of the Conversion and Reorganization, the Mutual Holding Company was merged with and into the Bank. The Corporation acquired the Bank as a wholly-owned subsidiary upon the consummation of the Conversion and Reorganization on June 6, 1996. In connection with the Conversion and Reorganization, the Company sold 385,255 shares of its common stock to the public in an initial public offering ("Offering") and issued 261,488 shares in exchange for the outstanding shares of the Bank held by persons other than the Mutual Holding Company. Stockholders' equity increased by 3.3 million as a result of the Conversion and Reorganization.

The primary activity of the Corporation is holding the common stock of the Bank. The Corporation has no significant assets other than all of the outstanding shares of Bank Common Stock, and the portion of the net proceeds from the Offering retained by the Corporation, which are currently invested in a 1.0 million loan to the Bank and in deposits in the Bank. All intercompany accounts have been eliminated in the Corporation's consolidated financial statements.

Since the Conversion and Reorganization was completed on June 6, 1996, the consolidate results of operations for the three month period ended June 30, 1996 are for the Corporation while the consolidated results of operations for the three month period ended June 30, 1995 are for the Bank. Any references to the consolidated results of operations will, by definition, incorporate that distinction.

Comparison of Financial Condition at June 30 and March 31, 1996
- - ---------------------------------------------------------------

Total assets at June 30, 1996 amounted to $91.5 million, an increase of $4.9 million or 5.66% over total assets at March 31, 1996. This increase was due primarily to a $1.1 million increase in deposits, the receipt of $3.3 million in net proceeds from the public offering of the Company's common stock and net income of $169,000 for the quarter ended June 30, 1996. The increase in assets included a $2.3 million or 6.86% increase in loan receivables due to new loan originations, a $1.2 million increase in cash and cash equivalents and a $1.5 million increase in investment securities.

Total liabilities and shareholders' equity amounted to $91.5 million at June 30 1996, an increase of $4.9 million or 5.66% over total liabilities and shareholders' equity at March 31, 1996. The increase in liabilities is due primarily to a $1.1 million net increase in deposits. The net increase in shareholders' equity of $3.6 million is primarily the result of the proceeds of the public offering, as well as $169,000 net income for the quarter ended June 30, 1996.

The Bank had no non-performing assets at June 30, 1996 or at March 31, 1996.

Results of  Operations - Comparison of Three Months Ended June 30, 1996 and June
- - --------------------------------------------------------------------------------
30, 1995
- - --------

General. Net income for the three month period ended June 30, 1996 was $169,000 compared to $127,000 for the three month period ended June 30, 1995. This increase was due primarily to increased interest income offset somewhat by increased interest and non-interest expenses.

Interest Income. Total interest income increased to $1.5 million for the three months ended June 30, 1996 from $1.3 million for the three months ended June 30, 1995. This increase of $200,000 or 14.49% was due primarily to an increase of $70,000 in interest earned on loans receivable due to increased residential lending, and $130,000 in income on investments and mortgage-backed securities due to higher yields and increased average balances of such investments funded by increased deposits as well as the receipt of proceeds from the Offering.

Interest Expense. Total interest expense increased from $773,000 for the three months ended June 30, 1995 to $844,000 for the three months ended June 30, 1996. This increase was due primarily to an increase in the average balance of deposits from $71.6 million at June 30, 1995 to $81.1 million at June 30, 1996.

Net Interest Income. Net interest income increased $120,000 or 22.0% for the three months ended June 30, 1996 as compared to the same period ended June 30, 1995. The increase was due to the investment of 3.3 million received from the Offering in loans, investment and mortgage-backed securities, as described earlier. In addition, the net interest rate spread (the difference between the rate earned on interest earning assets and the rate paid on interest bearing liabilities) increased by 13 basis points for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, due to factors described earlier. Furthermore, the ratio of average interest-earning assets to average interest-bearing liabilities increased from 104.8% to 106.3% during these periods.

Provision for Loan Losses. The Bank maintains a provision for losses on loans based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Bank's past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for losses on loans was increased to $35,000 for the three months ended June 30, 1996, compared to $15,000 for the three months ended June 30, 1995, due to management's decision to increase the provision due to the increased volume of loan activity.

Management will continue to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Non-Interest Income. Non-interest income increased $4,000 from $26,000 for the three months ended June 30, 1995 to $30,000 for the three months ended June 30, 1996, primarily due to an increase in personal and business checking accounts which resulted in increased fee income.

Non-Interest Expense. Non-interest expense increased $46,000 from $356,000 for the three months ended June 30, 1995 to $402,000 for the three months ended June 30,1996. This increase was primarily due to the additional costs of an added ATM facility, increased loan processing costs attributed to higher loan volume, additional compensation due to increased staff and increased FDIC premiums due to higher deposit balances.

Income Tax Expense. Income tax expense increased $16,000 from $73,000 for the three month period ended June 30, 1995 to $89,000 for the three month period ended June 30, 1996, due to increased earnings.

Liquidity Resources
- - -------------------

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayment of loans and mortgage-backed securities. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund its operations internally. Additionally, sources of funds include the ability to utilize Federal Home Loan Bank of New York advances and the ability to borrow against mortgage-backed and investment securities. As of June 30, 1996, the Bank had no such borrowed funds. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 1996, the Bank had mortgage commitments to fund loans of $3.2 million. Also, at June 30, 1996, there were commitments on unused lines of credit relating to home equity loans of $1.8 million. Certifcates of deposit scheduled to mature in one year or less at June 30, 1996 totaled $41.7 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

At June 30, 1996, the Bank's total liquidity was 57.84%.

Capital Compliance
- - ------------------

The following table sets forth the institution's capital position at June 30, 1996 as compared to the minimum regulatory capital requirements imposed on the institution by the FDIC at that date. The Bank also met the capital requirements of the New Jersey Department of Banking.

                                                                 At June 30, 1996
                                                                 ----------------
                                                                              Percentage
                                                            Amount            of Assets

GAAP Capital:                                              $  8,063              8.88%
                                                           ========           =======

Leverage Capital:(1)(2)

Actual Leverage Capital                                     $  6,724             7.72%
Leverage Capital Requirement                                   2,615             3.00%
                                                             --------         -------
  Excess                                                    $  4,109             4.72%
                                                            ========          =======
Tier 1 Capital: (1)(3)

  Actual Tier 1 Capital                                     $  6,724            16.96%
  Tier 1 Capital Requirement                                   1,585             4.00%
                                                            --------         --------
  Excess                                                    $  5,139            12.96%
                                                             =======         ========
Total Risk-Based Capital:(1)(3)

  Actual Risk-Based Capital                                 $  6,928            17.48%
  Risk-Based Capital Requirement                               3,171             8.00%
                                                            --------         --------
  Excess                                                    $  3,757             9.48%
                                                            ========         ========

(1) Regulatory capital reflects modifications from GAAP capital due to identifiable intangible assets and constraints on allowance for loan and lease losses.
(2) Leverage Capital is computed as a percentage of Average Total Assets of $87,153.
(3) Tier 1 Capital and Total Risk-Based Capital are computed as a percentage of Total Risk-Weighted Assets of $39,636.

Impact of Inflation and Changing Prices
- - ---------------------------------------

    The consolidated financial statements of the Corporation and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Unlike most industrial companies, nearly all of the assets and liabilities of the Corporation are financial. As a result, interest rates have a greater impact on the Corporation's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Potential One-Time Assessment
- - -----------------------------

    The FDIC charges an annual assessment for the insurance of deposits based on the risk that a particular institution poses to its deposit insurance fund. Under this risk-based system, a thrift, such as the Bank, pays within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment as determined by the FDIC. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve of 1.25% of SAIF-insured deposits within a reasonable period of time. Pending legislation would impose an assessment of approximately 85 basis points on all SAIF-insured deposits as of March 31, 1995, in order to recapitalize the SAIF Fund to the designated reserve ratio of 1.25% of its insured deposits. This assessment, if enacted, would cost the Bank approximately $568,632 (before taxes). In addition, under the FDICIA, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. Furthermore, due to the disparity between deposit insurance premiums paid by members of the SAIF (such as the Bank), and members of the Bank Insurance Fund ("BIF") (e.g., most commercial banks), the Bank may be at a competitive disadvantage as a result of it being required to pay higher premiums as a member of the SAIF. The Bank's federal deposit insurance premium expense for the three months ended June 30, 1996 and June 30, 1995 amounted to approximately $44,758 and $36,647, respectively.

Recent Legislation - Recapture of Post-1987 Bad-Debt Reserves
- - -------------------------------------------------------------

On August 2, 1996, both the U.S. House of Representatives and the U.S. Senate passed the Small Business Job Protection Act of 1996. This bill will, if signed by the President, among other things, equalize the taxation of thrifts and banks. Previously, thrifts had been able to deduct a portion of their bad-debt reserves set aside to cover potential loan losses ("bad-debt reserves"). Furthermore, the bill will repeal current law mandating recapture of thrifts' bad debt reserves if they convert to banks. Bad debt reserves set aside through 1987 will not be taxed, however, any reserves taken since January 1, 1988 will be taxed over a six year period beginning in 1997. Institutions can delay these taxes for two years if they meet a residential-lending test. The Bank has $391,666 of post 1987 bad-debt reserves subject to taxation. Any recapture of the Bank's bad-debt reserves will have an adverse effect on net income.

Key Operating Ratios
- - --------------------

THE TABLE BELOW SETS FORTH CERTAIN PERFORMANCE RATIOS OF THE BANK FOR THE PERIODS INDICATED.


                                                       FOR THE THREE       FOR THE THREE
                                                       MONTHS ENDED        MONTHS ENDED
                                                       JUNE 30, 1996       JUNE 30, 1995
                                                       -------------       -------------

RETURN ON AVERAGE ASSETS (net income
  divided by average total assets) (1)                     0.76%               0.66%

RETURN ON AVERAGE EQUITY (net income
  divided by average equity) (1)                           9.16%               9.00%

AVERAGE EQUITY TO AVERAGE ASSETS
  (average equity divided by average total assets)         8.28%               7.28%

EQUITY TO ASSETS AT PERIOD END                            10.60%               7.27%

INTEREST RATE SPREAD (1) (2)                               2.84%               2.71%

NET INTEREST MARGIN (net yield on average
  interest-earning assets)                                 3.09%               2.90%

NON-PERFORMING ASSETS TO TOTAL ASSETS                       N/A                 N/A

AVERAGE INTEREST-EARNING ASSETS TO
  AVERAGE INTEREST-BEARING LIABILITIES                    106.26%             104.80%

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES TO NON-INTEREST EXPENSE                     128.33%             123.51%

NON-INTEREST EXPENSE TO AVERAGE ASSETS (1)                 2.36%               2.29%



(1)  ANNUALIZED.

(2) INTEREST RATE SPREAD REPRESENTS THE DIFFERENCE BETWEEN THE WEIGHTED AVERAGE YIELD ON INTEREST-EARNING ASSETS AND THE WEIGHTED AVERAGE RATE ON INTEREST-BEARING LIABILITIES. COMPUTED ON THE BASIS OF AVERAGE MONTHLY VALUES.

                           PART II - OTHER INFORMATION

        Item 1.       Legal Proceedings
                      -----------------

                      The Corporation is not involved in any material legal proceedings at June 30, 1996. The Bank, from time to time, is a party to litigation, which arises in the ordinary course of business, such as claims to enforce liens, claims involving the making and servicing of loans, claims relating to the hiring or termination of employees, and other issues incident to the business of the Bank. In the opinion of management, the resolution of these lawsuits would not have a material adverse effect on the financial condition or results of operations of the Bank or the Corporation.

        Item 2.       Changes in Securities
                      ---------------------

                      Not applicable.

        Item 3.       Defaults Upon Senior Securities
                      -------------------------------

                      Not applicable.

        Item 4.       Submission of Matters to a Vote of Security Holders
                      ---------------------------------------------------

                      The Annual Meeting of Stockholders of Westwood Financial Corporation was held on May 14, 1996. The entire Board of Directors was unanimously elected. Directors Joanne Miller and John Caruso were elected for a term of one year. Directors William J. Woods and Paul Becker were elected for a two year term. Sidney Hagan and William Durgin were elected as Directors for a three year term.

                      RD Hunter & Company, LLP was appointed as auditors for the Company for the fiscal year ending March 31, 1997.

        Item 5.       Other Information
                      -----------------

                      Not applicable.

        Item 6.       Exhibits and Reports on Form 8-K
                      --------------------------------

                      (a)    Exhibits

                             Exhibit 11: Statement regarding computation of earnings per share.

                      (b)    Reports on Form 8-K  -  None

                         WESTWOOD FINANCIAL CORPORATION

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Westwood Financial Corporation

Date:                      By:  /s/William J. Woods
      ------------------           William J. Woods
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date:                      By:  /s/George E. Niemczyk
      ------------------           George E. Niemczyk
                                   Controller
                                   (Principal Accounting and Financial Officer)