Form 10QSB
period 1996-09-30
WESTWOOD FINANCIAL CORP
filed 1996-11-14
CIK 1005187

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarter period ended September 30, 1996

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT

            For the transition period from            to
                                           ----------    --------


                           Commission File No. 0-28200

                         Westwood Financial Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)


            New Jersey                                  22-3413572
            ----------------------------------------------------------
            (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)          Identification No.)

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

                 Class: Common Stock, par value $0.10 per share
                 Outstanding shares at October 21, 1996: 646,672

                         WESTWOOD FINANCIAL CORPORATION

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----

PART 1.  FINANCIAL INFORMATION
         ---------------------

Item 1.   Financial Statements

          Consolidated  statements of Financial  Condition at September
          30, 1996 (unaudited) and March 31, 1996 (audited)                   2

          Consolidated  Statements  of Income for the three and
          six months ended September 30, 1996 and 1995 (unaudited)            3

          Consolidated  Statements  of  Cash  Flows  for the three and
          six months  ended September 30, 1996 and 1995 (unaudited)           4

          Notes to Consolidated Financial Statements (unaudited)          5 & 6

Item 2.   Management's  Discussion and Analysis of Financial
          Condition and Results of Operations                                 7

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                  15

Item 2.   Changes in Securities                                              15

Item 3.   Default Upon Senior Securities                                     15

Item 4.   Submission of Matters to a Vote of Security Holders                15

Item 5.   Other Information                                                  15

Item 6.   Exhibits and Reports on Form 8-K                                   15

SIGNATURES

                  WESTWOOD FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                       WESTWOOD FINANCIAL        WESTWOOD
                                                           CORPORATION            SAVINGS
                                                          CONSOLIDATED            BANK(1)
                                                       SEPTEMBER 30, 1996     MARCH 31, 1996
                                                       ------------------     --------------
                                                                    (UNAUDITED)
                     ASSETS
                     ------
Cash and cash equivalents                                   $  5,080              $  5,208
Loans receivable, net                                         38,486                34,497
Interest receivable on loans                                     244                   218
FHLB stock, at cost                                              440                   440
Mortgage-backed securities held-to-maturity,
  (market value of $19,504 and $13,266, respectively)         19,587                13,281
Investment securities held-to-maturity,
  (market value of $25,028 and $25,586, respectively)         26,156                25,742
Investment securities available-for-sale,
  (at market value)                                              937                 4,422
Interest receivable on investments                               584                   488
Property and equipment, net                                      758                   750
Goodwill                                                       1,179                 1,238
Prepaid expenses and other assets                                197                   280
                                                            --------              --------

       TOTAL ASSETS                                         $ 93,648              $ 86,564
                                                            ========              ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Liabilities:

  Demand deposits                                           $ 13,539              $ 12,618
  Savings deposits                                            69,886                67,622
  Interest payable on deposits                                   117                   116
  Other liabilities                                              528                    81
  Dividends payable                                               32                     0
                                                            --------              --------

       Total Liabilities                                      84,102                80,437
                                                            --------              --------

Commitments and Contingencies                                   --                    --

Shareholders' equity:
  Common stock                                                    65                   760
  Paid in capital                                              3,264                 4,414
  Retained earnings                                            6,402                 1,174
  Unearned stock bonus plan shares                              (104)                 (128)
  Unrealized gain/(loss) on securities available-for-sale        (81)                  (93)

       Total Shareholders' Equity                              9,546                 6,127
                                                            --------              --------

       TOTAL LIABILITIES AND

         SHAREHOLDERS' EQUITY                               $ 93,648              $ 86,564
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

                  WESTWOOD FINANCIAL CORPORATION AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)

                                                     FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                     ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                              -----------------------------       ---------------------------------
                                                   1996            1995               1996                 1995
                                              -------------     ----------        ------------         ------------
                                                WESTWOOD                            WESTWOOD
                                                FINANCIAL        WESTWOOD          FINANCIAL             WESTWOOD
                                               CORPORATION       SAVINGS          CORPORATION             SAVINGS
                                              CONSOLIDATED        BANK            CONSOLIDATED              BANK
                                              ------------        ----            ------------              ----

INTEREST INCOME
Loans receivable                               $    729         $    657             $  1,440             $  1,298
Mortgage-backed securities                          225              215                  449                  427
Investment securities, including O/N deposits       591              507                1,158                  964
Dividends on FHLB stock                               7                9                   14                   17
                                                -------          -------              -------              -------

Total interest income                             1,552            1,388                3,061

INTEREST EXPENSE ON DEPOSITS                        872              827                1,716                1,600
                                                -------          -------              -------              -------

Net interest income                                 680              561                1,345                1,106

Provision for loan losses                             5               12                   40                   27
                                                -------          -------              -------              -------

Net interest income after
provision for loan losses                           675              549                1,305                1,079

NONINTEREST INCOME

Miscellaneous charges and fees                       34               26                   62                   50
Late charges                                          1                2                    3                    4
                                                -------          -------              -------              -------

Total noninterest income                             35               28                   65                   54

NONINTEREST EXPENSE
Compensation and employee benefits                  164              150                  330                  307
FDIC insurance and regulatory expenses               54               41                  100                   78
SAIF Special Assessment                             454                0                  454                    0
Depreciation and amortization                        41               38                   81                   76
Data Processing                                      35               29                   69                   57
Occupancy                                            29               31                   57                   57
Loss on sale of securities                           17                0                   17                    0
Other                                               124               76                  212                  146
                                                -------          -------              -------              -------

Total noninterest expense                           918              365                1,320                  721
                                                -------          -------              -------              -------

INCOME (LOSS) BEFORE INCOME TAXES                  (208)             212                   50                  412

INCOME TAX EXPENSE                                  (58)              77                   31                  150
                                                -------          -------              -------              -------

NET INCOME (LOSS)                              $   (150)        $    135             $     19             $    262
                                                =======          =======              =======              =======

Weighted Average Earnings Per Share            $  (0.23)        $     NM             $   0.03             $     NM
                                                =======          =======              =======              =======

Weighted Average Shares Outstanding             646,700               NM              549,038                   NM

       NM - Not meaningful due to conversion and reorganization effective June 6, 1996.

See notes to consolidated financial statements.

                  WESTWOOD FINANCIAL CORPORATION AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                        WESTWOOD FINANCIAL      WESTWOOD
                                                           CORPORATION          SAVINGS
                                                           CONSOLIDATED           BANK
                                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                                          September 30,        September 30,
                                                          -------------        -------------
                                                         1996       1995       1996      1995
                                                         ----       ----       ----      ----

INTEREST OPERATING ACTIVITIES

  NET INCOME                                           $  (150)   $   135   $     19    $   262
                                                       =======    =======    =======    =======
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation                                            18         14         34         29
    Amortization of good will                               23         23         47         47
    Amortization of stock bonus plan                        12         12         24         24
    Provision for loan losses                                5         12         40         27
    Loss on sale of securities                              17         --         17         --
  (INCREASE) DECREASE IN ASSETS:
    Interest receivable                                    (51)       (89)      (122)       (88)
    Prepaid income taxes                                  (104)       (20)       (81)        11
    Prepaid expenses                                        (6)         6        187        (15)
  INCREASE (DECREASE) IN LIABILITIES:
    Interest payable                                       (11)        (2)         1         25
    Accrued expenses                                       338         13        447        (48)
    Taxes payable                                          (88)       (31)       (23)        11
                                                       -------    -------    -------    -------
          TOTAL ADJUSTMENTS                                153        (62)       571         23
                                                       -------    -------    -------    -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES          3         73        590        285
                                                       -------    -------    -------    -------

INVESTING ACTIVITIES:
    Loans made of net repayments                        (1,628)       (26)    (4,029)      (523)
    Purchase of investments - net of sales              (1,771)    (2,330)    (3,240)    (4,298)
    Purchase of office property and equipment              (11)        (8)        12         --
    Reduction of goodwill                                   12         --        (42)       (23)

          NET CASH USED BY INVESTING ACTIVITIES         (3,398)    (2,364)    (7,299)    (4,844)
                                                       -------    -------    -------    -------

FINANCING ACTIVITIES:

    Net increase in deposit accounts                     2,098      3,577      3,185      6,194
    Proceeds from sale of stock and reorganization,
       net of conversion costs                              --         --      3,428         --
    Dividends paid                                         (32)       (16)       (32)       (32)
                                                       -------    -------    -------    -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES           2,066      3,561      6,581      6,162
                                                       -------    -------    -------    -------

     INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                             (1,329)     1,270       (128)     1,603

     CASH AND CASH EQUIVALENTS - Beginning of period     6,409      5,388      5,208      5,055
                                                       -------    -------    -------    -------

     CASH AND CASH EQUIVALENTS - End of period         $ 5,080    $ 6,658    $ 5,080    $ 6,658
                                                       =======    =======    =======    =======

CASH PAID DURING THE PERIOD FOR:
   Interest on deposits                                $   883    $   833    $ 1,715    $ 1,575
   Income taxes                                        $   135    $   128    $   135    $   128

See notes to consolidated financial statements.

         Notes to Unaudited Interim Consolidated Financial Statements

                              September 30, 1996

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

The Corporation is a New Jersey stock corporation organized in December 1995 to facilitate the conversion of the Bank's holding company (formerly Bergen North Financial, M.H.C.) from the mutual to stock form of ownership and to acquire and hold all of the capital stock of the Bank. In connection with the conversion, Bergen North Financial, M.H.C., which had owned 58% of the Bank's common stock, was merged with and into the Bank, and its shares of the Bank were canceled. On June 6, 1996, the Corporation issued 261,488 shares of its common stock for all of the remaining outstanding shares of the Bank, and issued and sold 385,255 shares of its common stock at a price of $10.00 per share. At September 30, 1996, the Corporation had 646,672 shares of Common Stock issued and outstanding. Since June 6, 1996, the Corporation engaged in no significant business activity other than its ownership of the Bank's common stock.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the interim periods ended September 30, 1995 and September 30, 1996 are not necessarily indicative of the results which may be expected for an entire year or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Special Report on Form 10-KSB for the year ended March 31, 1996 filed pursuant to Rule 15d-2.

NOTE 2:  EARNINGS PER SHARE

Earnings per share for the three and six months ended September 30, 1996 was calculated based on the number of fully diluted shares at period end. Stock options are regarded as common stock equivalents computed using the Treasury Stock method.

Earnings per share for the three months ended September 30, 1995 was not meaningful due to the conversion and reorganization effective June 6, 1996.

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

NOTE 4:  SAIF SPECIAL ASSESSMENT

The FDIC has imposed a special assessment on the Savings Association Insurance Fund members based on the Bank's deposits as of March 31, 1995. The Bank will pay an assessment of $454,000 on November 27, 1996 which was required to be accrued and expensed for the quarter ended September 30, 1996.

NOTE 5:  INCOME TAXES

The Small Business Job Protection Act of 1996 (1996 Act) repealed the "percentage of income method" for accounting for the provision for bad debts. The Bank has used this method consistently in developing their bad debt provision and reserve for income tax purposes through March 31, 1996. The 1996 Act requires the Bank to recapture any addition to this reserve subsequent to 1987. As a result, the Bank has a deferred tax liability of $145,000 which will be expensed in six annual installments beginning in tax year 1999.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30 and March 31, 1996
--------------------------------------------------------------------

Total assets at September 30, 1996 amounted to $93.6 million, an increase of $7.0 million, or 8.18% over total assets of March 31, 1996. This increase was due primarily to a $3.2 million increase in deposits as well as net proceeds of $3.3 million from the June, 1996 initial public offering of the company's stock ("Stock Offering").

The increase in assets includes a $4.0 million, or 11.56%, increase in loans receivable due to increased loan originations, and a $3.2 million, or 7.45%, increase in investment securities.

Total liabilities and shareholders' equity amounted to $93.6 million at September 30, 1996, an increase of $7.0 million, or 8.18%, over total liabilities and shareholders' equity at March 31, 1996. The increase in liabilities is due primarily to a $3.2 million net increase in deposits, as well as the $454,000 payable to the Federal Deposit Insurance Corporation ("FDIC") in settlement of the one-time special Savings Association Insurance Funds ("SAIF") assessment discussed in more detail below. The net increase in shareholder's equity of $3.4 million is the result of the proceeds of the Stock Offering, as well as a $19,000 net income for the six months ended September 30, 1996.

The Bank had no non-performing loans at September 30, 1996 or at March 31, 1996.

Comparison  of Operating Results For the Three Months Ended September 30, 1996
------------------------------------------------------------------------------
and 1995
--------

General. Net loss for the three month period ended September 30, 1996 was $150,000 compared to a net income of $135,000 for the three month period ended September 30, 1995. This decrease reflects a $291,000 net charge for a special assessment by the FDIC for the SAIF. A loss of $17,000 on the sale of a mutual fund also contributed to the decrease in net income. The mutual fund sale proceeds were reinvested in higher yielding mortgage-backed securities, which should have a favorable effect on current as well as future earnings.

Interest Income. Interest income increased $164,000, or 11.82%, from $1.4 million for the three month period ended September 30, 1995 to $1.6 million for the three months ended September 30, 1996. Interest income from mortgage loans increased $72,000 due to increased lending. Interest on security investments and mortgaged-backed securities increased $94,000 due to higher yields and increased average balances of such investments funded by increased deposits as well as proceeds from the Stock Offering.

Interest Expense. Total interest expense increased from $827,000 for the three month period ended September 30, 1995 to $872,000 for the three month period ended September 30, 1996. This increase was due primarily to an increase in the average balance of deposits from $75.9 million at September 30, 1995 to $83.4 million at September 30, 1996.

Net Interest Income. Net interest income increased $119,000, or 21.21%, for the three months ended September 30, 1996 as compared to the same period ended September 30, 1995. This was primarily due to increased revenue from the additional interest-earning assets acquired through the investment of the Stock Offering proceeds and the increase in deposits. In addition, net interest margin (net yield) increased from 2.88% for the quarter ended September 30, 1995 to 3.05% for the similar 1996 period.

Provision for Loan Losses. Provisions for the loan losses decreased from $12,000, for the period ended September 30, 1995, to $5,000 for the period ended September 30, 1996. The decrease was due to management's assessment of the current loan portfolio, account delinquencies, and market conditions.

There was no basic change in actual delinquencies at either date.

Non-Interest Income. Non-interest income increased $7,000, or 25.00%, during the period ended September 30, 1996, as compared to the same period ended September 30, 1995. This increase was primarily due to increased fee income from additional checking accounts.

Non-Interest Expense. Non-interest expense increased $553,000 from $365,000 for the three months ended September 30, 1995 to $918,000 for the three months ended September 30,1996. This increase reflects a $454,000 net charge for a special assessment by the Savings Association Insurance Fund. Non- interest expense also increased due to a $17,000 loss on a mutual fund investment which was sold during the quarter. The mutual fund sale proceeds were reinvested in mortgage-backed securities with higher yields, with an immediate favorable effect on current as well as future earnings. Advertising and promotional expenses also increased $3,000 due to management's decision to promote short term home equity loans, checking accounts and its new remote ATM facility. Management also decided to participate in several local activities to increase its exposure in the community. Operating costs incurred as a public company including legal and consulting fees and auditing expenses increased $28,000 during the period.

Income Tax Expense. Income tax expenses decreased $135,000 from $77,000 for the three months period ended September 30, 1995 to a credit of $58,000 for the three month period ended September 30, 1996 due to decreased earnings.

Results of  Operations - Comparison  of Six Months Ended  September 30, 1996 and
--------------------------------------------------------------------------------
September 30, 1995
------------------

General. Net income for the six month period ended September 30, 1996 was $19,000 compared to $262,000 for the six month period ended September 30, 1995. This decrease reflects a $291,000 net charge for a special assessment by the FDIC for the SAIF. A loss of $17,000 on the sale of a mutual fund also contributed to the decrease in net income. The mutual fund sale proceeds were reinvested in higher yielding mortgage-backed securities, which should have a favorable effect on current as well as future earnings.

Interest Income. Total interest income increased to $3.6 million for the six months ended September 30, 1996 from $2.7 million for the six months ended September 30, 1995. This increase of $355,000, or 13.12%, was due primarily to an increase of $142,000 in interest earned on loans receivable due to increased lending, and and increase of $213,000 in interest earned on security investments and mortgage-backed securities due to higher yields and increased average balances of such investments funded by increased deposits as well as the receipts from the Stock Offering.

Interest Expense. Total interest expense increased from $1.6 million for the six months ended September 30, 1995 to $1.7 million for the six months ended September 30, 1996. This increase was due primarily to an increase in the average balance of deposits from $75.9 million at September 30, 1995 to $83.4 million at September 30, 1996.

Net Interest Income. Net interest income increased $239,000, or 21.61%, for the six months ended September 30, 1996 as compared to the same period ended September 30, 1995. This was due to the increased revenue from interest earned on the additional interest earning assets acquired through the investment of the proceeds of the Stock Offering and the increase in deposits.

Provision for Loan Losses. The Bank maintains a provision for losses on loans based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Bank's past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for losses on loans was increased to $40,000 for the six months ended September 30, 1996, compared to $27,000 for the six months ended September 30, 1995, due to management's decision to increase the provision due to the increased volume of loan activity. There was no basic change in actual delinquencies at either date.

Non-Interest Income. Non-interest income increased $11,000 from $54,000 for the six months ended September 30, 1995 to $65,000 for the six months ended September 30, 1996, primarily due to an increase in personal and business checking accounts which resulted in increased fee income.

Non-Interest Expense. Non-interest expense increased $599,000 from $721,000 to $1.3 million during the comparable periods ending September 30, 1995 and 1996, respectively. This increase was primarily due to the one-time SAIF special assessment of $454,000. Non-interest expense also increased due to a $17,000 loss on the sale of a mutual fund. Increased loan processing costs attributed to higher loan volume, additional compensation due to additional staff, additional costs of an added ATM facility and increased advertising and promotional costs caused other operating expenses to increase. Other non-interest expenses including legal, consulting and registrar fees, and auditing expenses increased $32,000, due to the added costs of being a public company.

Income Tax Expense. Income tax expense decreased $119,000 from $150,000 for the six month period ended September 30, 1995 to $31,000 for the six month period ended September 30, 1996 due to decreased earnings.

Liquidity Resources
-------------------

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayment of loans and mortgage-backed securities. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund its operations internally. Additionally, sources of funds include the ability to utilize Federal Home Loan Bank of New York advances and the ability to borrow against mortgage-backed and investment securities. As of September 30, 1996, the Bank had no such borrowed funds. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of September 30, 1996, the Bank had mortgage commitments to fund loans of $2.8 million. Also, at September 30, 1996, there were commitments on unused lines of credit relating to home equity loans of $1.8 million. Certifcates of deposit scheduled to mature in one year or less at September 30, 1996 totaled $44.4 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

At September 30, 1996, the Bank's total liquidity was 60.99%.

Capital Compliance
------------------

The following table sets forth the institution's capital position at September 30, 1996 as compared to the minimum regulatory capital requirements imposed on the institution by the FDIC at that date. The Bank also met the capital requirements of the New Jersey Department of Banking.

                                                       At September 30, 1996
                                                  -----------------------------
                                                    Amount            of Assets
                                                    ------            ---------

GAAP Capital:                                     $  9,546              10.19%
                                                   =======            =======

Leverage Capital:(1)(2)
Actual Leverage Capital                           $  6,645               7.35%
Leverage Capital Requirement                         2,711               3.00%
                                                  --------            -------
  Excess                                          $  3,934               4.35%
                                                  ========            =======
Tier 1 Capital: (1)(3)
  Actual Tier 1 Capital                           $  6,645              18.04%
  Tier 1 Capital Requirement                         1,473               4.00%
                                                  --------           --------
  Excess                                          $  5,172              14.04%
                                                   =======           ========
Total Risk-Based Capital:(1)(3)
  Actual Risk-Based Capital                       $  6,854              18.61%
  Risk-Based Capital Requirement                     2,946               8.00%
                                                  --------           --------
  Excess                                          $  3,908              10.61%
                                                  ========           ========

(1) Regulatory capital reflects modifications from GAAP capital due to identifiable intangible assets and constraints on allowance for loan and lease losses.
(2) Leverage Capital is computed as a percentage of Average Total Assets of $90,366.
(3) Tier 1 Capital and Total Risk-Based Capital are computed as a percentage of Total Risk-Weighted Assets of $36,831.

Impact of Inflation and Changing Prices
---------------------------------------

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

One-Time Assessment
-------------------

   Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Bank's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, the Bank will pay a special assessment of $454,000 on November 27, 1996 to recapitalize the SAIF. This experience was recognized during the second quarter of fiscal 1996. The FDIC is expected to lower the premium for deposit insurance to a level necessary to maintain the SAIF at its required reserve level, however, the range of premiums has not been determined at September 30, 1996.

   Pursuant to the Act, the Bank will pay, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. Member of the Bank Insurance Fund ("BIF"). by contrast, will pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Based on total deposits as of September 30, 1996, had the Act been in effect, the Bank's Fico annual premium would have been approximately $53,000 in addition to its normal deposit insurance premium. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

Recapture of Bad Debt Reserves
------------------------------

The Small Business Job Protection Act of 1996 (1996 Act) repealed the "percentage of income method" for accounting for the provision for bad debts. The Bank has used this method consistently in developing their bad debt provision and reserve for income tax purposes through March 31, 1996. The 1996 Act requires the Bank to recapture any addition to this reserve subsequent to 1987. As a result, the Bank has a deferred tax liability of $145,000 which will be expensed in six annual installments beginning in tax year 1999.

Key Operating Ratios
--------------------

THE TABLE BELOW SETS FORTH CERTAIN PERFORMANCE RATIOS OF THE BANK FOR THE PERIODS INDICATED.

                                           FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                           ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                            1996           1995      1996   1995
                                            ----           ----      ----   ----




RETURN ON AVERAGE ASSETS (net income
  divided by average total assets) (1)     (0.65%)         0.67%     0.04%       0.66%

RETURN ON AVERAGE EQUITY (net income
  divided by average equity) (1)           (6.19%)         9.37%     0.44%       9.19%

AVERAGE EQUITY TO AVERAGE ASSETS           10.52%          7.13%     9.40%       7.21%
  (average equity divided by average
  total assets)

EQUITY TO ASSETS AT PERIOD END             10.19%          7.10%    10.19%       7.10%

INTEREST RATE SPREAD (1) (2)                2.69%          2.69%     2.78%       2.71%

NET INTEREST MARGIN (net yield on average
  interest-earning assets)                  3.05%          2.88%     3.07%       2.89%

NON-PERFORMING ASSETS TO TOTAL ASSETS        N/A            N/A       N/A         N/A

AVERAGE INTEREST-EARNING ASSETS TO
  AVERAGE INTEREST-BEARING LIABILITIES    109.20%        104.33%   107.50%     104.38%

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES TO NON-INTEREST EXPENSE      79.20%        124.53%    97.47%     124.03%

NON-INTEREST EXPENSE TO AVERAGE ASSETS (1)  3.62%          2.24%     3.00%       2.26%



(1)  ANNUALIZED.

(2) INTEREST RATE SPREAD REPRESENTS THE DIFFERENCE BETWEEN THE WEIGHTED AVERAGE YIELD ON INTEREST-EARNING ASSETS AND THE WEIGHTED AVERAGE RATE ON INTEREST-BEARING LIABILITIES. COMPUTED ON THE BASIS OF AVERAGE MONTHLY VALUES.

                          PART II - OTHER INFORMATION
                          ---------------------------

      Item 1.     Legal Proceedings
                  -----------------

                  The Corporation was not involved in any material legal proceedings at September 30, 1996. The Bank, from time to time, is a party to litigation, which arises in the ordinary course of business, such as claims to enforce liens, claims involving the making and servicing of loans, claims relating to the hiring or termination of employees, and other issues incident to the business of the Bank. In the opinion of management, the resolution of these lawsuits would not have a material adverse effect on the financial condition or results of operations of the Bank or the Corporation.

      Item 2.     Changes in Securities
                  ---------------------

                  Not applicable.

      Item 3.     Defaults Upon Senior Securities
                  -------------------------------

                  Not applicable.

      Item 4.     Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Not applicable.

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

                                   Westwood Financial Corporation



Date: November 14, 1996            By:  /s/William J. Woods
      ------------------           -------------------------------
                                   William J. Woods
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date: November 14, 1996            By:  /s/George E. Niemczyk
      -----------------              -------------------------------
                                   George E. Niemczyk
                                   Controller
                                   (Principal Accounting and Financial Officer)