Form 10QSB
period 1996-12-31
WESTWOOD FINANCIAL CORP
filed 1997-02-14
CIK 1005187

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarter period ended December 31, 1996

                                      OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT


               For the transition period from ______________ to _______________


                          Commission File No. 0-28200


                        Westwood Financial Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            New Jersey                                  22-3413572
    -------------------------------                 -------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

                  700-88 Broadway, Westwood, New Jersey 07675
                  -------------------------------------------
                   (Address of principal executive offices)

                                 201-666-5002
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes   X     No
                                                                  -----     ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                Class: Common Stock, par value $0.10 per share
               Outstanding shares at December 31, 1996:  646,672

                        WESTWOOD FINANCIAL CORPORATION

                             INDEX TO FORM 10-QSB

                                                                          Page
                                                                          ----
PART 1.   FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements

          Consolidated  statements  of Financial  Condition at December
          31, 1996 (unaudited) and March 31, 1996 (audited)                  2

          Consolidated  Statements of Income for the three and nine months
          ended December 31, 1996 and 1995 (unaudited)                       3

          Consolidated  Statements  of Cash Flows for the three and nine
          months ended December 31, 1996 and 1995 (unaudited)                4

          Notes to Consolidated Financial Statements (unaudited)         5 & 6

Item 2.   Management's  Discussion  and  Analysis  of  Financial
          Condition and Results of Operations                                7


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 12

Item 2.   Changes in Securities                                             12

Item 3.   Default Upon Senior Securities                                    12

Item 4.   Submission of Matters to a Vote of Security Holders               12

Item 5.   Other Information                                                 12

Item 6.   Exhibits and Reports on Form 8-K                                  12

SIGNATURES

                 WESTWOOD FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in Thousands)



                                                       WESTWOOD FINANCIAL      WESTWOOD
                                                          CORPORATION          SAVINGS
                                                          CONSOLIDATED          BANK(1)
                                                        DECEMBER 31, 1996   MARCH 31, 1996
                                                       ------------------   --------------
                                                                      (UNAUDITED)
                  ASSETS
                  ------
Cash and cash equivalents                                   $   3,345         $   5,208
Loans receivable, net                                          40,181            34,497
Interest receivable on loans                                      253               218
FHLB stock, at cost                                               500               440
Mortgage-backed securities held-to-maturity,
  (market value of $19,673 and $13,266, respectively)          19,577            13,281
Investment securities held-to-maturity,
  (market value of $37,286 and $25,586, respectively)          37,655            25,742
Investment securities available-for-sale,
  (at market value)                                               936             4,422
Interest receivable on investments                                671               488
Property and equipment, net                                       748               750
Goodwill                                                        1,155             1,238
Prepaid expenses and other assets                                  74               280
                                                            ---------         ---------

       TOTAL ASSETS                                         $ 105,095         $  86,564
                                                            =========         =========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Liabilities:
  Demand deposits                                           $  13,451         $  12,618
  Savings deposits                                             71,664            67,622
  Interest payable on deposits                                    142               116
  Federal Home Loan Bank advances                              10,000                 0
  Other liabilities                                                66                81
  Dividends payable                                                32                 0
                                                            ---------         ---------

       Total Liabilities                                       95,355            80,437
                                                            ---------         ---------

Commitments and Contingencies                                      --                --

Shareholders' equity:
  Common stock                                                     65               760
  Paid in capital                                               3,264             4,414
  Retained earnings                                             6,585             1,174
  Unearned stock bonus plan shares                                (92)             (128)
  Unrealized gain/(loss) on securities available-for-sale         (82)              (93)
       Total Shareholders' Equity                               9,740             6,127
                                                            ---------         ---------

       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                               $ 105,095         $  86,564
                                                            =========         =========


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

                       WESTWOOD FINANCIAL CORPORATION AND SUBSIDIARY
                        UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                  (Dollars in Thousands)

                                              FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                ENDED DECEMBER 31,      ENDED DECEMBER 31,
                                          -------------------------- -------------------------
                                              1996          1995        1996          1995
                                          -------------  ----------  ----------    -----------

                                            WESTWOOD                  WESTWOOD
                                            FINANCIAL     WESTWOOD    FINANCIAL      WESTWOOD
                                           CORPORATION     SAVINGS   CORPORATION     SAVINGS
                                           CONSOLIDATED     BANK     CONSOLIDATED      BANK



INTEREST INCOME
Loans receivable                              $    773     $  648     $  2,213  $     1,946
Mortgage-backed securities                         352        212          801          639
Investment securities, including O/N deposits      614        545        1,772        1,509
Dividends on FHLB stock                              8          7           22           24
                                              ========     ======     ========       ======
Total interest and dividend income               1,747      1,412        4,808        4,118

INTEREST EXPENSE
Deposits                                           922        856        2,638        2,456
Borrowings                                          66          0           66            0
                                              --------     ------     --------       ------
Total interest expense                             988        856        2,704        2,456
                                              ========     ======     ========       ======

Net interest income                                759        556        2,104        1,662

Provision for loan losses                            4          4           44           31
                                              --------     ------     --------       ------

Net interest income after
provision for loan losses                          755        552        2,060        1,631

NONINTEREST INCOME
Miscellaneous charges and fees                      37         24           99           74
Late charges                                         2          1            5            5
                                              --------     ------     --------       ------

Total noninterest income                            39         25          104           79

NONINTEREST EXPENSE
Compensation and employee benefits                 174        158          504          465
FDIC insurance and regulatory expenses              54         42          154          120
SAIF Special Assessment                              0          0          454            0
Depreciation and amortization                       34         39          115          115
Data Processing                                     40         30          109           87
Occupancy                                           36         28           93           85
Loss on sale of securities                           0          0           17            0
Other                                              113         75          325          221
                                              --------     ------     --------       ------

Total noninterest expense                          451        372        1,771        1,093
                                              --------     ------     --------       ------

INCOME (LOSS) BEFORE INCOME TAXES                  343        205          393          617

INCOME TAX EXPENSE                                 128         70          159          220
                                              --------     ------     --------       ------

NET INCOME (LOSS)                             $    215     $  135     $    234  $       397
                                              ========     ======     ========       ======

Weighted Average Earnings Per Share           $   0.33     $   NM     $   0.40  $        NM
                                              ========     ======     ========       ======

Weighted Average Shares Outstanding            646,672         NM      581,701           NM


     NM - Not meaningful due to conversion and reorganization effective June 6, 1996.

See notes to consolidated financial statements.

                       WESTWOOD FINANCIAL CORPORATION AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in Thousands)

                                                       WESTWOOD FINANCIAL                WESTWOOD
                                                         CORPORATION                      SAVINGS
                                                         CONSOLIDATED                       BANK
                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          December 31,                   December 31,
                                                       ------------------             ------------------
                                                        1996        1995               1996        1995
                                                       ------      ------             ------      -------

INTEREST OPERATING ACTIVITIES
  NET INCOME                                           $    215    $    135         $     234     $    397
                                                       ========    ========         =========     ========
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation                                             17          15                51           44
    Amortization of good will                                24          24                71           71
    Amortization of stock bonus plan                         12          12                36
    Provision for loan losses                                 4           4                44           31
    Loss on sale of securities                               --          --                17           --
  (INCREASE) DECREASE IN ASSETS:
    Interest receivable                                     (96)        (18)             (218)        (106)
    Prepaid income taxes                                     63          20               (18)          31
    Prepaid expenses                                         60         (52)              247          (67)
  INCREASE (DECREASE) IN LIABILITIES:
    Interest payable                                         25          30                26           55
    Accrued expenses                                       (462)         (2)              (15)         (50)
    Taxes payable                                            --          49               (23)          60
                                                       --------    --------         ----------    --------

          TOTAL ADJUSTMENTS                                 353         (82)               218         105
                                                       --------    --------         ----------    --------
          NET CASH (USED BY) PROVIDED BY
          OPERATING ACTIVITIES                             (138)        217                452         502
                                                       --------    --------         ----------    --------

INVESTING ACTIVITIES:
    Loans made of net repayments                         (1,699)       (382)            (5,728)       (905)
    Purchase of investments - net of sales              (11,549)     (1,435)           (14,789)     (5,733)
    Reduction of goodwill                                    --          --                 12          --
    Purchases of office property and equipment               (7)        (31)               (49)        (54)
                                                       --------    --------         ----------    --------
          NET CASH USED BY INVESTING ACTIVITIES         (13,255)     (1,848)           (20,554)     (6,692)
                                                       --------    --------         ----------    --------

FINANCING ACTIVITIES:
    Net increase in deposit accounts                      1,690       2,596              4,875       8,790
    Proceeds from sale of stock and reorganization,
       net of conversion costs                               --          --              3,428          --
    Dividends paid                                          (32)        (16)               (64)        (48)
    Loan proceeds received                               10,000          --             10,000          --
                                                       --------    --------         ----------    --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES           11,658       2,580             18,239        8,742
                                                       --------    --------         ----------    --------

     INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                              (1,735)        949             (1,863)      2,552

     CASH AND CASH EQUIVALENTS - Beginning of period      5,080       6,658              5,208       5,055
                                                       --------    --------         ----------    --------

     CASH AND CASH EQUIVALENTS - End of period         $  3,345   $   7,607         $    3,345    $  7,607
                                                       ========   =========         ==========    ========

CASH PAID DURING THE PERIOD FOR:
   Interest on deposits                                $    963    $    826         $    2,678    $  2,401
   Income taxes                                        $     65    $      0         $      200    $    128



See notes to consolidated financial statements

                                        2
          Notes to Unaudited Interim Consolidated Financial Statements

                                December 31, 1996


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

The Corporation is a New Jersey stock corporation organized in December 1995 to facilitate the conversion of the Bank's holding company (formerly Bergen North Financial, M.H.C.) from the mutual to stock form of ownership and to acquire and hold all of the capital stock of the Bank. In connection with the conversion, Bergen North Financial, M.H.C., which had owned 58% of the Bank's common stock, was merged with and into the Bank, and its shares of the Bank were canceled. On June 6, 1996, the Corporation issued 261,488 shares of its common stock for all of the remaining outstanding shares of the Bank, and issued and sold 385,255 shares of its common stock at a price of $10.00 per share. At December 31, 1996, the Corporation had 646,672 shares of Common Stock issued and outstanding. Since June 6, 1996, the Corporation engaged in no significant business activity other than its ownership of the Bank's common stock.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the interim periods ended December 31, 1995 and December 31, 1996 are not necessarily indicative of the results which may be expected for an entire year or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Special Report on Form 10-KSB for the year ended March 31, 1996 filed pursuant to Rule 15d-2.

NOTE 2:  EARNINGS PER SHARE

Earnings per share for the three and nine months ended December 31, 1996 was calculated based on the number of fully diluted shares at period end. Stock options are regarded as common stock equivalents computed using the Treasury Stock method.

Earnings per share for the three months ended December 31, 1995 was not meaningful due to the conversion and reorganization effective June 6, 1996.

NOTE 3:  SAIF SPECIAL ASSESSMENT

The FDIC has imposed a special assessment on the Savings Association Insurance Fund members based on the Bank's deposits as of March 31, 1995. The Bank paid an assessment of $454,000 on November 27, 1996 which was required to be accrued and expensed for the quarter ended September 30, 1996.

NOTE 4:  INCOME TAXES

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

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Financial Condition at December 31 and March 31, 1996
-------------------------------------------------------------------


Total assets at December 31, 1996 amounted to $105.0 million, an increase of $18.5 million, or 21.41% over total assets of March 31, 1996. The increase in assets includes a $5.7 million, or 16.48%, increase in loans receivable due to increased loan originations, and a $18.2 million, or 46.66%, increase in investment securities which includes a $10.0 million investment as part of a leverage strategy, offset by the sale of $3.5 million of securities available for sale. In November 1996, the Company purchased a $10.0 million U.S. Agency security with a term of ten years and a two year call. The purchase was funded with a two year advance from the Federal Home Loan Bank ("FHLB") of New York to take advantage of the positive spread of 1.20%. The increase in assets was also due to the receipt of $3.6 million in net proceeds received in connection with the mutual-to-stock conversion of the Bank's mutual holding company and simultaneous Stock Offering completed in June 1996 ("Stock Offering").

Total liabilities and shareholders' equity amounted to $105.0 million at December 31, 1996, an increase of $18.5 million, or 21.41%, over total liabilities and shareholders' equity at March 31, 1996. The increase in liabilities was due primarily to a $4.9 million net increase in deposits and the $10.0 million FHLB advance referred to above as an investment strategy. The net increase in shareholder's equity of $3.6 million is the result of the proceeds of the Stock Offering, as well as $234,000 net income for the nine months ended December 31, 1996. See also "Item 5. Other Information."

The Bank had no non-performing loans at December 31, 1996 or at March 31, 1996.

Comparison  of Operating  Results For the Three Months Ended  September 30, 1996
--------------------------------------------------------------------------------
and 1995
--------

General. Net income for the three month period ended December 31, 1996 was $215,000 compared to a net income of $135,000 for the three month period ended December 31, 1995. This increase was due primarily to increased interest income offset somewhat by interest and non-interest expenses.

Interest Income. Interest income increased $335,000, or 23.73%, from $1.4 million for the three month period ended December 31, 1995 to $1.7 million for the three months ended December 31, 1996. Interest income from mortgage loans increased $125,000 due to increased lending. Interest on security investments and mortgaged-backed securities increased $209,000 due to increased average balances of such investments funded by increased deposits as well as proceeds from the Stock Offering and the $10.0 million investment from the leverage strategy.

Interest Expense. Total interest expense increased from $856,000 for the three month period ended December 31, 1995 to $988,000 for the three month period ended December 31, 1996. This increase was due primarily to an increase in the average balance of deposits from $78.6 million during the three months ended December 31, 1995 to $85.1 million during the three months ended December 31, 1996 and $66,000 during the three months ended interest expense on the $10.0 million FHLB advance.

Net Interest Income. Net interest income increased $203,000, or 36.51%, for the three months ended December 31, 1996 as compared to the same period ended
December 31, 1995. This was primarily due to increased revenue from the additional interest-earning assets acquired through the investment of the Stock Offering proceeds, the $10.0 million investment from the leverage strategy and the increase in deposits. In addition, net interest margin (net yield) increased from 2.75% for the quarter ended December 31, 1995 to 3.22% for the similar 1996 period.

Provision for Loan Losses. Provisions for the loan losses remained the same, $4,000, for the periods ended December 31, 1995 and December 31, 1996. Delinquencies remained relatively stable during these periods. The Bank maintains a provision for losses on loans based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Bank's past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions.

Non-Interest Income. Non-interest income increased $14,000, or 56.00%, during the period ended December 31, 1996, as compared to the same period ended December 31, 1995. This increase was primarily due to increased fee income from additional checking accounts and ATM fees.

Non-Interest Expense. Non-interest expense increased $79,000 from $372,000 for the three months ended December 31, 1995 to $451,000 for the three months ended December 31, 1996. Operating costs incurred as a public company including legal and consulting fees and auditing expenses increased $14,000 during the period. The increase was also due to additional costs of an added ATM facility, increases in data processing fees, increased loan processing costs due to higher loan volume, additional compensation due to increased staff and increased FDIC premiums due to higher deposit balances.

Income Tax Expense. Income tax expenses increased $58,000 from $70,000 for the three month period ended December 31, 1995 to $128,000 for the three month period ended December 31, 1996 due to increased earnings.

Results of  Operations - Comparison  of Nine Months Ended  December 31, 1996 and
--------------------------------------------------------------------------------
December 31, 1995
-----------------

General. Net income for the nine month period ended December 31, 1996 was $234,000 compared to $397,000 for the nine month period ended December 31, 1995. This decrease reflects a $291,000 net charge for a special assessment by the FDIC for the SAIF. A loss of $17,000 on the sale of a mutual fund also contributed to the decrease in net income. The mutual fund sale proceeds were reinvested in higher yielding adjustable mortgage-backed securities.

Interest Income. Total interest income increased to $4.8 million for the nine months ended December 31, 1996 from $4.1 million for the nine months ended December 31, 1995. This increase of $700,000, or 16.76%, was due primarily to an increase of $267,000 in interest earned on loans receivable due to increased lending, and and increase of $423,000 in interest earned on security investments and mortgage-backed securities due to higher yields and increased average balances of such investments funded by increased deposits, receipts from the Stock Offering, as well as, the $10.0 million investment mentioned previously.

Interest Expense. Total interest expense increased from $2.5 million for the nine months ended September 30, 1995 to $2.7 million for the nine months ended December 31, 1996. This increase was due primarily to an increase in the average balance of deposits from $78.6 million during the nine months December 31, 1995 to $85.1 million during the nine months ended December 31, 1996.

Net Interest Income. Net interest income increased $442,000, or 26.59%, for the nine months ended December 31, 1996 as compared to the same period ended December 31, 1995. This was due to the increased revenue from interest earned on the additional interest earning assets acquired through the investment of the proceeds of the Stock Offering, the increase in deposits and the $10.0 million investment.

Provision for Loan Losses. The provision for losses on loans was increased to $44,000 for the nine months ended December 31, 1996, compared to $31,000 for the nine months ended December 31, 1995, due to management's decision to increase the provision due to the increased volume of loan activity.
Delinquencies remained relatively stable during these periods.

Non-Interest Income. Non-interest income increased $25,000 from $79,000 for the nine months ended December 31, 1995 to $104,000 for the nine months ended December 31, 1996, primarily due to ATM fees and an increase in personal and business checking accounts which resulted in increased fee income.

Non-Interest Expense. Non-interest expense increased $700,000 from $1.1 to $1.8 million during the comparable periods ending December 31, 1995 and 1996, respectively. This increase was primarily due to the one-time SAIF special assessment of $454,000 (before taxes). Non-interest expense also increased due to a $17,000 loss on the sale of a mutual fund. Increased loan processing costs attributed to higher loan volume and additional compensation due to additional staff. The Corporation also experienced additional costs from an added ATM facility and increased advertising and promotional activities. Other non-interest expenses, including legal, consulting, stock registrar, and auditing expenses, increased $45,000, due to the added costs of being a public company.

Income Tax Expense. Income tax expense decreased $61,000 from $220,000 for the nine month period ended December 31, 1995 to $159,000 for the nine month period ended December 31, 1996 due to decreased earnings.

Liquidity Resources
-------------------

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayment of loans and mortgage-backed securities. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund its operations internally. Additionally, sources of funds include the ability to utilize Federal Home Loan Bank of New York advances and the ability to borrow against mortgage-backed and investment securities. As of December 31, 1996, the Bank had $10.0 million in borrowed funds from the FHLB. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of December 31, 1996, the Bank had mortgage commitments to fund loans of $900,000. Also, at December 31, 1996, there were commitments on unused lines of credit relating to home equity loans of $1.8 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1996 totaled $47.9 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

At December 31, 1996, the Bank's total liquidity was 69.81%.

Capital Compliance
------------------

The following table sets forth the institution's capital position at December 31, 1996 as compared to the minimum regulatory capital requirements imposed on the institution by the FDIC at that date. The Bank also met the capital requirements of the New Jersey Department of Banking.

                                                     At December 31, 1996
                                                  Amount         % of Assets

GAAP Capital:                                     $  9,740           9.27%
                                                  ========           ====

Leverage Capital:(1)(2)
Actual Leverage Capital                           $  6,851            6.96%
Leverage Capital Requirement                         2,954            3.00%
                                                  --------            ----
  Excess                                          $  3,897            3.96%
                                                  ========            ====
Tier 1 Capital: (1)(3)
  Actual Tier 1 Capital                           $  6,851           17.04%
  Tier 1 Capital Requirement                         1,608            4.00%
                                                  --------            ----
  Excess                                          $  5,243           13.04%
                                                  ========           =====

Total Risk-Based Capital:(1)(3)
  Actual Risk-Based Capital                       $  7,065           17.57%
  Risk-Based Capital Requirement                     3,216            8.00%
                                                  --------            ----
  Excess                                          $  3,849            9.57%
                                                  ========            ====

(1) Regulatory capital reflects modifications from GAAP capital due to identifiable intangible assets and constraints on allowance for loan and lease losses.
(2) Leverage Capital is computed as a percentage of Average Total Assets of $98,450.
(3) Tier 1 Capital and Total Risk-Based Capital are computed as a percentage of Total Risk-Weighted Assets of $40,201.

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


Key Operating Ratios
--------------------

THE TABLE BELOW SETS FORTH CERTAIN PERFORMANCE RATIOS OF THE CORPORATION OR THE BANK FOR THE PERIODS INDICATED.


                                                      FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                        ENDED DECEMBER 31,        ENDED DECEMBER 31,
                                                      --------------------      --------------------
                                                          1996       1995         1996        1995
                                                          ----       ----         ----        ----



RETURN ON AVERAGE ASSETS (net income
  divided by average total assets) (1)                    0.84%     0.64%        0.33%(3)     0.65%

RETURN ON AVERAGE EQUITY (net income
  divided by average equity) (1)                          8.91%     9.10%        3.51%(3)     9.16%

AVERAGE EQUITY TO AVERAGE ASSETS                          9.50%     7.08%        9.43%        7.16%
  (average equity divided by average total assets)

EQUITY TO ASSETS AT PERIOD END                            9.27%     7.05%        9.27%        7.05%

INTEREST RATE SPREAD (1) (2)                              2.61%     2.57%        2.76%        2.66%

NET INTEREST MARGIN (net yield on average
  interest-earning assets)                                3.22%     2.75%        3.17%        2.84%

NON-PERFORMING ASSETS TO TOTAL ASSETS                      N/A       N/A          N/A          N/A

AVERAGE INTEREST-EARNING ASSETS TO
  AVERAGE INTEREST-BEARING LIABILITIES                  116.40%   104.43%      110.55%      104.40%

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES TO NON-INTEREST EXPENSE                   130.39%   124.88%      106.73%(3)   124.22%

NON-INTEREST EXPENSE TO AVERAGE ASSETS (1)                1.77%     1.77%        2.50%(3)     1.80%



(1)  ANNUALIZED.

(2) INTEREST RATE SPREAD REPRESENTS THE DIFFERENCE BETWEEN THE WEIGHTED AVERAGE YIELD ON INTEREST-EARNING ASSETS AND THE WEIGHTED AVERAGE RATE ON INTEREST-BEARING LIABILITIES.
      COMPUTED ON THE BASIS OF AVERAGE MONTHLY VALUES.

(3)  INCLUDES EFFECT OF ONE-TIME SPECIAL ASSESSMENT TO RECAPITALIZE THE SAIF.

                          PART II - OTHER INFORMATION



      Item 1.       Legal Proceedings

                    The Corporation was not involved in any material legal proceedings at December 31, 1996. The Bank, from time to time, is a party to litigation, which arises in the ordinary course of business, such as claims to enforce liens, claims involving the making and servicing of loans, claims relating to the hiring or termination of employees, and other issues incident to the business of the Bank. In the opinion of management, the resolution of these lawsuits would not have a material adverse effect on the financial condition or results of operations of the Bank or the Corporation.

      Item 2.       Changes in Securities

                    Not applicable.

      Item 3.       Defaults Upon Senior Securities

                    Not applicable.

      Item 4.       Submission of Matters to a Vote of Security Holders

                    Not applicable.

      Item 5.       Other Information

                    On January 10, 1997, the Company completed a "Modified Dutch Auction" self-tender offering which commenced on November 25, 1996. A total of 1,431 shares were purchased at a price of $15.00 per share. The aggregate purchase price and cost associated with the offering will reduce total stockholders' equity by approximately $ 47,000 during the quarter ending March 31, 1997.

      Item 6.       Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                         Exhibit 11: Statement regarding computation of earnings per share.
                         Exhibit 27: Financial Data Schedule (included with electronic filing only)

                    (b)  Reports on Form 8-K  -  None

                        WESTWOOD FINANCIAL CORPORATION

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Westwood Financial Corporation



Date:  February 14, 1997      By:          /s/ William J. Woods
      -------------------                  --------------------------------
                                           William J. Woods
                                           Chief Executive Officer
                                           (Principal Executive Officer)



Date:  February 14, 1997      By:          /s/ George E. Niemczyk
      -------------------                  --------------------------------
                                           George E. Niemczyk
                                           Controller
                                           (Principal Accounting and Financial
                                             Officer)