Form 10KSB
period 1997-03-31
WESTWOOD FINANCIAL CORP
filed 1997-06-18
CIK 1005187

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee required)

For the fiscal year ended March 31, 1997
                          --------------

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from                 to
                               ----------------   ------------------

Commission File Number:  0-28200
                         -------

                         WESTWOOD FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)
                  New Jersey                                  22-3413572
--------------------------------------------         ---------------------------
      (State or Other Jurisdiction of                      (I.R.S. Employer
      Incorporation or Organization)                      Identification No.)

700-88 Broadway, Westwood, New Jersey                            07675
--------------------------------------------         ---------------------------
    (Address of Principal Executive Offices)                   (Zip Code)

                                 (201) 666-5002
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities  registered  under Section 12(b) of the Exchange Act:      None
Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year.  $6,797,000

      The registrant's voting stock is traded on the NASDAQ SmallCap Market under the symbol "WWFC." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock as reported by the NASDAQ SmallCap Market on June 16, 1997, was $11,018,013.

      As of June 15, 1997, the registrant had 645,241 shares of Common Stock outstanding.

      Transitional Small Business Disclosure Format (check one)
Yes        No   X
    ------   ------

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Parts I and II -- Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1997.

2. Part III -- Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 1997.

                                     PART I

Item 1.  Description of Business
--------------------------------

Business of the Company

      Westwood Financial Corporation (the "Company") is a New Jersey corporation organized on December 9, 1995, at the direction of the Board of Directors of Westwood Savings Bank ("Westwood Savings" or the "Bank") to facilitate the conversion of Bergen North Financial, M.H.C. (the "Mutual Holding Company") from the mutual to stock form of ownership and to acquire and hold all of the capital stock of the Bank (collectively, the "Conversion and Reorganization"). Prior to the consummation of the Conversion and Reorganization, the Mutual Holding Company was the majority stockholder of the Bank and upon consummation of the Conversion and Reorganization, the Mutual Holding Company was merged with and into the Bank. The Company acquired the Bank as a wholly owned subsidiary upon the consummation of the Conversion and Reorganization on June 6, 1996. In connection with the Conversion and Reorganization, the Company sold 385,255 shares of its common stock to the public in an initial public offering (the "Offering") and issued 261,488 shares in exchange for the outstanding shares of the Bank held by persons other than the Mutual Holding Company.

Business of the Bank

      Westwood Savings is a New Jersey chartered stock savings bank that was formed as a result of the MHC Reorganization on December 9, 1993. The Bank was founded in 1906 as The Westwood Savings and Loan Association of Westwood, New Jersey. On February 23, 1993, the Bank converted from a New Jersey chartered mutual savings association called Westwood Savings Bank, S.L.A. to a New Jersey chartered mutual savings bank, the accounts of which are insured by the SAIF of the FDIC. The Bank operates from its main office in Westwood, New Jersey, and one branch office in Haworth, New Jersey, which was acquired from the RTC in May 1994.

Competition

      The Bank is one of the many financial institutions serving its market area which consists of Bergen County, including the municipalities of Emerson, Hillsdale, River Vale, Washington Township, Westwood, Closter, Harrington Park, Haworth, Dumont and Demarest. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Bank's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

      General. The Bank's loan portfolio predominantly consists of fixed-rate mortgage loans secured by one-to-four family residences and to a lesser extent the Bank originates commercial loans secured by real estate and consumer loans.

      Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loans by type of loan on the dates indicated.

                                                        At March 31,
                                     ------------------------------------------------
                                               1996                    1997
                                     ----------------------    ----------------------
                                         $             %          $              %
                                     ---------      -------    --------       -------
                                                    (Dollars in Thousands)
Real Estate Loans:
  1-4 family residential .........   $ 31,457        90.62%    $ 36,831        90.73%
  Multi-family residential .......        439         1.26          436         1.07
  Commercial .....................      1,197         3.45          977         2.41
Consumer Loans:
  Savings account loans ..........        495         1.43          974         2.40
  Home improvement loans .........        835         2.40        1,068         2.63
  Automobile loans ...............        356         1.03          300         0.74
  Other loans ....................        270         0.78          306         0.75
                                     --------       ------     --------       ------
Total ............................     35,049       100.97       40,892       100.73
Less:
  Deferred loan origination
   fees and costs ................       (165)       (0.48)         (78)       (0.19)
  Allowance for loan losses              (169)       (0.49)        (218)       (0.54)
                                     --------       ------     --------       ------
Total loans, net .................   $ 34,715       100.00%    $ 40,596       100.00%
                                     ========       ======     ========       ======


      One-to-Four Family Mortgage Loans. The Bank offers first mortgage loans secured by one-to-four family residences in the Bank's primary lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. The Bank currently offers 10, 15 and 20 year fixed-rate mortgage loans as well as balloon mortgage loans with five to fifteen year maturities. The Bank may renew these loans at prevailing market rates at its option for the remaining amortization term of the original loan. Renewal of balloon mortgage loans is based on the credit history as well as current qualification of the borrower at time of renewal. The Bank offers balloon mortgages in an effort to make its assets more interest rate sensitive. Interest rates charged on fixed-rate loans are competitively priced based on the local market. The Bank also offers adjustable rate mortgage loans, however, to date, adjustable rate mortgage loans have not been accepted by customers in the market area resulting in few originations. Loan origination fees on loans are generally 0% to 2% of the loan amount depending on the market rate and customer demand.

      As part of the Bank's one-to-four family mortgage portfolio, the Bank also originates home equity loans secured by single-family residences. These loans generally are originated as fixed-rate loans with terms of from 5 to 15 years. These loans are made only on owner-occupied, single-family residences. The loans are generally subject to a 75% combined loan-to-value limitation, including any other outstanding mortgages or liens. Since August 1994, the Bank has offered a variable rate home equity line of credit which adjusts monthly after the first 6 months based upon the prime rate. The rate for the first six months is a competitive rate below the prime rate, however, the Bank qualifies each applicant based on the fully indexed rate of the loan.

      Originated mortgage loans in the Bank's portfolio generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

      Commercial Real Estate. To a much lesser degree, the Bank originated commercial real estate loans secured by property located within its primary market area. The Bank's commercial real estate loans are permanent loans secured by improved property such as office buildings, small business facilities and other non-residential buildings. Essentially all originated commercial real estate loans are within the Bank's market area. Interest rates on these loans are slightly higher than those offered on residential loans. The Bank does not seek commercial loans but considers applications submitted by local organizations or persons within its lending area who are already customers. At March 31, 1997, commercial real estate loans range in size from $95,000 to approximately $251,000. The largest commercial real estate loan was secured by an automobile rebuilding shop in Westwood, New Jersey, with a balance of $250,636 on March 31, 1997 and is current. Commercial real estate loans are generally originated in amounts of up to 70% of the appraised value of the mortgaged property. The Bank generally makes fixed-rate commercial real estate loans with amortization terms of 15 to 30 years with a balloon payment after three to five years.

      Consumer Loans. Consumer loans represent a small part of the Bank's lending activity. The types of consumer loans originated by the Bank include loans secured by savings deposits, home improvement loans, automobile loans made directly to customers and personal loans.

      Loan Underwriting Risks. While commercial real estate and consumer loans provide benefits to the Bank's asset/liability management program by reducing exposure to interest rate changes, due to their shorter terms, and producing higher yields, such loans may entail significant additional credit risks compared to residential mortgage lending. Commercial real estate mortgage loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the real estate market or in the general economy.

      Loans to One Borrower. SAIF-insured savings banks are subject to the same limits as those applicable to national banks, which under current law have lending limits in an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral. At March 31, 1997, the Bank's self-imposed maximum loan-to-one borrower limit was $500,000. As of March 31, 1997, the Bank's largest aggregation of loans to one borrower was approximately $477,300 of loans secured by commercial property consisting of a store and two apartments in Westwood, New Jersey, a primary residence in River Vale, New Jersey, office equipment, and an automobile. The second largest aggregation of loans to one borrower was approximately $464,750 of loans secured by a primary residence in Old Tappan, New Jersey and a two-family investment property in Westwood, New Jersey. The third largest aggregation of loans to one borrower was approximately $321,800 of loans secured by a primary residence in Bernardsville, New Jersey.

      Loan Maturity Tables. The following table sets forth the maturity of the Bank's loans at March 31, 1997. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $7,864,000 for the year ended March 31, 1997. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.


                           1-4 Family    Multi-Family
                           Real Estate    Real Estate  Commercial   Consumer
                              Loans          Loans       Loans        Loans   Total
                           -----------   ------------  ----------   --------  ------
                                                     (In Thousands)
Amounts Due:
Within 1 Year.......        $ 2,491        $    4       $  495     $   769   $ 3,759

After 1 year:
  1 to 2 years......            667             8          187         286     1,148
  2 to 3 years......          1,360            10            -         426     1,796
  3 to 5 years......          5,198            11          227         552     5,988
  5 to 10 years.....          7,626            37           68         298     8,029
  Over 10 years.....         19,489           366            -         317    20,172
                            -------        ------       ------     -------   -------

Total due after one
  year..............         34,340           432          482       1,879    37,133
                            -------        ------       ------     -------   -------
Total amount due....         36,831           436          977       2,648    40,892

Less:
Allowance for loan
  losses............            208             -            -          10       218
Deferred loan fees..             78             -            -           -        78
                            -------        ------       ------     -------   -------
  Loans receivable,
    net.............        $36,545        $  436       $  977     $ 2,638   $40,596
                            =======        ======       ======     =======   =======




      The following table sets forth the dollar amount of all loans due after March 31, 1998, which have predetermined interest rates and which have floating or adjustable interest rates.

                                              Floating or
                               Fixed Rates  Adjustable Rates    Total
                               -----------  ----------------  -------
                                         (In Thousands)
One-to-four family........       $31,532       $2,808         $34,340
Multi-Family..............           432           --             432
Commercial................           482           --             482
Consumer..................         1,879           --           1,879
                                 -------       ------         -------
  Total...................       $34,325       $2,808         $37,133
                                 =======       ======         =======


Nonperforming Loans and Problem Assets

      Loan Delinquencies. The Bank's collection policy provides for a late charge to be added to the amount due when a loan is 15 days past due. The borrower is immediately notified of the assessment and payment is requested. Periodic contacts are made at 15 day intervals. When a loan is 60 days past due, a letter is sent by the Bank's attorney. At 90 days, the attorney is authorized to take "last resort" action up to initiation of foreclosure proceedings, if deemed warranted.

      Loans are reviewed on a monthly basis and are placed on a nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful and either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At March 31, 1997, the Bank had no real estate loans past due 30 through 89 days and $149,000 of real estate loans past due 90 days or more. Because all of these loans are well secured and in the process of collection, interest is still being accrued on the $149,000 of loans more than 30 days past due.

      New Jersey banking law requires the Board of Directors of the Bank to prepare, within 60 days after the presentation of the annual audit report to the Board by its independent public auditor, a detailed statement of the assets of the Bank, other than loans, which in the judgment of the Board of Directors, have a value less than the value at which they are carried on the books of the Bank. The statement must present the value of such assets in the judgment of the Board. The statement must also include a list of loans which in the judgment of the Board of Directors, are classified internally by the Board as (i) worthless;
(ii) doubtful, or (iii) insufficiently secured. This statement must be filed with the NJDB, along with a certified copy of the audit report, within 60 days of the completion of the audit report. At March 31, 1997, the Bank had no loans that had been classified as worthless, doubtful, or insufficiently secured.

      Allowance for Losses on Loans. In making loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit worthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan. The Bank's management evaluates the need to establish reserves against losses on loans and other assets each year based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established.

      As a result of the declines in real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios and allowance for loan losses of financial institutions nationwide, undertaken as part of the examination of the institution by the NJDB, FDIC or other federal or state regulators. While the Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles ("GAAP"), there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, or that a deteriorating real estate market will not cause the Bank to significantly increase its allowance for loan losses, therefore negatively affecting the Bank's financial condition and earnings.

      During the year ended March 31, 1997, the Bank charged-off one loan receivable and no other assets. It is the Bank's policy to review its loan portfolio, in accordance with statutory classification procedures, on a monthly basis. Additionally, the Bank maintains a program of reviewing loan applications prior to making the loan and immediately after loans are made in an effort to maintain loan quality.

      Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                              At March 31,
                                                         -----------------------
                                                           1996          1997
                                                         --------       --------
                                                          (Dollars in Thousands)

Total loans outstanding ..........................       $34,715        $40,596
                                                         =======        =======
Average loans outstanding ........................        32,958         38,503
                                                         =======        =======

Allowance balances (at beginning of
  period) ........................................       $   134        $   169
Provision (credit):
  Residential ....................................            33             46
  Consumer .......................................             2              6
Net Charge-offs (recoveries):
  Consumer .......................................            --              3
                                                         -------        -------
Allowance balance (at end of period) .............       $   169        $   218
                                                         =======        =======
Allowance for loan losses as a percent
  of total loans outstanding .....................           .49%           .54%
                                                         =======        =======


      The following table provides a breakdown of the allowance for loan losses for the periods indicated:

                                                                At March 31,
                                                 -------------------------------------------
                                                      1996                  1997
                                                 -------------------   ---------------------
                                                          Percent of            Percent of
                                                          Loans in              Loans in
                                                           Category              Category
                                                           To Total              To Total
                                                 Amount     Income     Amount     Income
                                                 ------   ----------   ------   -----------
                                                               (In Thousands)
Balance at End of Period Applicable to:
Commercial ...................................    $  8        .14%      $ 10        .15%
1 to 4 family - mortgage .....................     154       2.71%       198       2.91%
Installment loans to individuals .............       7        .12%        10        .15%



Mortgage-Backed Securities and Investment Activities

      General. Income from investment securities provides a significant source of income for the Bank. The Bank maintains a portfolio of investment securities such as U.S. government and agency securities, adjustable mortgage mutual funds and interest-bearing deposits, in addition to the Bank's mortgage-backed securities. The amount of short-term investments reflects management's response to the significantly increasing percentage of savings deposits with short maturities. It is the intention of management to maintain shorter maturities in the Bank's investment portfolio in order to better match the interest rate sensitivities of its assets and liabilities. However, during periods of rapidly declining interest rates, the yield on such shorter term investments also declines at a faster rate than does the yield on long-term investments.

      Investment decisions are made within policy guidelines established by the Board of Directors. The investment policy of the Bank, established by the Board of Directors, is based on its asset/liability management goals. The intent of the policy is to establish a portfolio of high quality, diversified investments in order to optimize net interest income within acceptable limits of safety and liquidity.

      Purchases of U.S. government and agency securities are generally made with the intent of holding them to maturity. Currently, the policy is to invest in instruments with an average life of one to five years, to be held to maturity. In addition, the Board of Directors has recently approved periodic investments in adjustable mortgage mutual funds intended as a depository for funds required to be available for liquidity purposes. At March 31, 1997, the Bank had $1,700 of adjustable rate mortgage mutual funds classified as available for sale.

      The Bank's investment securities portfolio includes investments held for sale and investments held to maturity. Investments that are held to maturity are recorded at amortized cost. Premiums and discounts are amortized on a straight line method over the estimated life of the investment. Investments that are held for sale are recorded at market value.

      Mortgage-Backed Securities. The Bank also invests excess liquidity in the purchase of mortgage-backed securities guaranteed as to principal by FNMA and issued by the FHLMC which are secured by fixed-rate and adjustable-rate mortgages. The FNMA mortgage-backed securities consist of pass-through certificates. FHLMC mortgage-backed securities consist of pass-through certificates issued and guaranteed by the FHLMC and secured by interests in pools of conventional mortgages originated by savings banks. All of the Bank's mortgage-backed securities are classified as held to maturity. At March 31, 1997, most of the Bank's mortgage-backed securities were at a fixed rate, however, the Bank currently intends to increase its amount of adjustable rate mortgage-backed securities if, in the opinion of the Bank, favorable market conditions exist for such purchases.

      Investment Portfolio. The following table sets forth the carrying value of the Bank's investment securities portfolio, short-term investments, and FHLB stock at the date indicated. At March 31, 1997, the market values of the Bank's investment securities portfolio was $38,126 million.

                                           At March 31,
                                         ------------------
                                           1996      1997
                                         --------  --------
                                         (In Thousands)

U.S. Government and agency securities    $22,992   $37,903
Other securities available for sale..      4,422         2
Other securities.....................      2,750     1,000
                                         -------   -------
Mortgage-backed securities...........     13,281    19,728
                                         -------   -------
   Total ............................    $43,445   $58,633
                                         =======   =======

      Investment Securities Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment securities portfolio at March 31, 1997.


                       One Year or Less   One to Five Years   Five to Ten Years   More than Ten Years Total Investment Securities
                      ------------------  ------------------  ------------------  ------------------- -----------------------------

                      Carrying   Average  Carrying   Average   Carrying  Average  Carrying   Average  Carrying   Average   Market
                        Value     Yield     Value     Yield     Value     Yield    Value      Yield     Value     Yield     Value
                        -----     -----     -----     -----     -----     -----    -----      -----     -----     -----     -----
                                                                     (Dollars in Thousands)
U.S. Government
  obligations......... $    --      --%    $15,905     6.6%    $17,998     7.1%    $ 4,000      7.5%   $37,903     6.9%    $37,124
Mortgage-backed
  securities..........     394     6.2       6,244     6.4          --      --      13,090      6.2     19,728     6.3      19,581
Other securities .....   1,002     5.5          --      --          --      --          --       --      1,002     5.5       1,002
                       -------     ---     -------     ---     -------     ---     -------      ---    -------     ---     -------
    Total ............ $ 1,396     5.7%    $22,149     6.5%    $17,998     7.1%    $17,090      6.5%   $58,633     6.7%    $57,707
                       =======     ===     =======     ===     =======     ===     =======      ===    =======     ===     =======


Sources of Funds

      General. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan and mortgage-backed securities principal repayments, and maturities of investment securities. Loan and mortgage-backed securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and market conditions. The Bank also has the ability to borrow funds from the FHLB of New York and obtain advances from the Federal Reserve Bank discount window as a source of funds.

      Deposits. The Bank offers a wide variety of deposit accounts, although a majority of such deposits are in fixed-term, fixed-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate. Certificate accounts have been the primary sources of new deposits for the Bank. The Bank intends to continue to emphasize retail deposits, including checking, certificates of deposit, savings accounts and individual retirement accounts ("IRAs"). The Bank had no brokered certificates of deposit as of March 31, 1997.

      Deposit Portfolio. Deposits in the Bank as of March 31, 1997 were represented by various types of savings programs described below.

                                                   Weighted  Balance as of
                                                    Average    March 31,      Percentage
                                                   Interest       1997         of Total
Category                   Term                      Rate    (In Thousands)    Deposits
--------                   ----                    --------  --------------    --------

NOW Accounts               None                      1.50%        $ 9,516        10.83%
Regular Savings            None                      2.53%         17,817        20.28
Money market accounts      None                      2.75%          3,595         4.09

Certificates of Deposit:

Fixed Term, Fixed Rate     1 - 12 Months             5.21%         11,098        12.63
Fixed Term, Fixed Rate     13 - 24 Months            5.57%         35,407        40.30
Fixed Term, Fixed Rate     25 - 36 Months            5.58%          5,195         5.91
Fixed Term, Fixed Rate     37 - 60 Months            5.67%          4,905         5.58
Jumbo Certificates                                   5.30%            200          .24
                           Accrued Interest................           124          .14
                                                                  -------       ------

                              Total........................       $87,857       100.00%
                                                                  =======       ======


      Time Deposits Maturity Schedule. The following table sets forth the amount and maturities of time deposits at March 31, 1997.

                                  Amount Due in
             -----------------------------------------------------
             Less Than     1 - 2      2 - 3       After
             One Year      Years      Years      3 Years     Total
             --------      -----      -----      -------     -----
                                  (In Thousands)
             $50,151      $5,676      $506        $471      $56,805


      Jumbo Certificates of Deposit. The following table indicates the amount of the Bank's short-term certificates of deposit with negotiated rates of $100,000 or more by time remaining until maturity as of March 31, 1997.

Maturity Period                          Certificates of Deposit
---------------                          -----------------------
                                            (In Thousands)
Three months or less...................             --
Over three months......................           $200
                                                   ---
      Total............................           $200
                                                   ===

Personnel

      As of March 31, 1997, the Bank had 12 full-time employees and 3 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be satisfactory.

Legal Proceedings

      The Company is not involved in any material legal proceedings. The Bank, from time to time, is a party to litigation, which arises in the ordinary course of business, such as claims to enforce liens, claims involving the making and servicing of loans, claims relating to the hiring or termination of employees, and other issues incident to the business of the Bank. In the opinion of management, the resolution of these lawsuits would not have a material adverse effect on the financial condition or results of operations of the Bank or the Company, taken as a whole.


                           SUPERVISION AND REGULATION

General

      As a New Jersey chartered, SAIF-insured savings bank, Westwood Savings is subject to extensive regulation by the NJDB and the FDIC. Lending activities and other investments must comply with various state and federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the FRB.

      The NJDB and the FDIC regularly examine the Bank and prepare reports for consideration by the Bank's Board of Directors on any deficiencies that they find in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal law, especially in such matters as the ownership of savings accounts, and the form and content of the Bank's mortgage documents.

      The Bank must file reports with the NJDB and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the NJDB, the FDIC or the state or federal government could have a material adverse impact on the Company, the Bank and their operations. The Company, as a bank holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the NJDB and the FRB.

      Set forth below is a brief description of certain laws which are related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

      Acquisitions/Permissible Business Activities. The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. Effective June 1, 1997, the Bank will have the ability, subject to certain restrictions, including state opt-out provisions, to acquire by acquisition or merger branches outside its home state. States may affirmatively opt-in to permit these transactions earlier, which New Jersey, among other states, has done. The establishment of new interstate branches also will be possible in those states with laws that expressly permit it. Interstate branches will be subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

      Under the BHCA, the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of any class of voting shares of any nonbanking corporation. Further, the Company may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries, and may not acquire voting control of nonbanking corporations except those corporations engaged in businesses or furnishing services that the Federal Reserve deems to be closely related to banking.

      Community Reinvestment. Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended ("CRA"). Under the terms of the CRA, the Bank's record in meeting the credit needs of the community served by the Bank, including low- and moderate-income neighborhoods, is generally annually assessed by the FDIC. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. As of March 31, 1997, the Bank had received "Satisfactory" rating in its last CRA exam.

Regulation of the Bank

      Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The FDIC may also prohibit an insured depository institution from engaging in any activity the FDIC determines to pose a serious threat to the SAIF.

      The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. Prior to September 30, 1996, savings associations paid within a range of .23% to .31% of domestic deposits and the SAIF was substantially underfunded. By comparison, prior to September 30, 1996, members of the Bank Insurance Fund ("BIF"), predominantly commercial banks, were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

      Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. The Bank recorded a $454,000 pre-tax expense for this assessment at September 30, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately
 .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, BIF members are expected to be assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 72% from rates in effect prior to September 30, 1996.

      Capital Requirements. Under FDIC regulations, the Bank is required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total risk-weighted assets of 4%. For institutions other than those most highly rated by the FDIC, an additional "cushion" of at least 100 to 200 basis points is required. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less certain intangible assets, deferred tax assets, certain identified losses and certain investments in securities subsidiaries. As a SAIF-insured, state-chartered bank, the Bank must currently also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in certain activities not permissible for national banks.

      In addition to the leverage ratio, the Bank must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8.0%, of which at least four percentage points must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years and certain other capital instruments. The includable amount of Tier 2 capital cannot exceed the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions. Under the FDIC risk-weighted system, all of a bank's balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to risk weight categories. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank's risk-weighted assets.

      Pursuant to New Jersey banking law the minimum leverage capital for a depository institution is a ratio of Tier 1 capital to total risk-weighted assets of four percent. However, the Commissioner of the Department may require a higher ratio for a particular depository institution.

      New Jersey banking law requires that a depository institution maintain qualifying capital of at least eight percent of its risk weighted assets. At least four percent of this qualifying capital shall be in the form of Tier 1 capital. For purposes of New Jersey banking law, risk weighted assets, Tier 1 capital, and total assets are defined in the same manner as in the FDIC regulations.

      The Bank was in compliance with both the FDIC and New Jersey capital requirements at March 31, 1997.

      Capital Distributions. Earnings of the Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions.

      Dividends payable by the Bank to the Corporation and dividends payable by the Corporation to stockholders are subject to various additional limitations imposed by federal and state laws, regulations and policies adopted by federal and state regulatory agencies. The Bank is required by federal law to obtain FDIC approval for the payment of dividends if the total of all dividends declared by the Bank in any year exceed the total of the Bank's net profits (as defined) for that year and the retained net profits (as defined) for the preceding two years, less any required transfers to surplus. Under New Jersey law, the Bank may not pay dividends unless, following payment, the capital stock of the Bank would be unimpaired and (a) the Bank will have a surplus of not less than 50% of its capital stock, or, if not, (b) the payment of such dividends will not reduce the surplus of the Bank.

      Under applicable regulations, the Bank would be prohibited from making any capital distributions if, after making the distribution, the Bank would have:
(i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%, unless a higher ratio is required by the Commissioner of the Department.

      New Jersey banking regulations require that a depository institution maintain qualifying capital of at least 8% of its risk weighted assets. At least 4% of this qualifying capital shall be in the form of Tier 1 capital. For purposes of New Jersey banking law, risk weighted assets, Tier 1 capital, and total assets are defined in the same manner as in the FDIC regulations.

      The Bank was in compliance with both the FDIC and New Jersey capital requirements at March 31, 1997.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLB of New York is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. The FHLB of New York makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

      Qualified Thrift Lender Test. The Bank must maintain an appropriate level of certain investments ("Qualified Thrift Investments") and otherwise qualify as a "Qualified Thrift Lender" ("QTL"), in order to continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of Qualified Thrift Investments is 65% of portfolio assets. In addition, savings banks may include shares of stock of the Federal Home Loan Banks, FNMA and FHLMC as qualifying QTL assets. Compliance with the QTL test is measured on a monthly basis in nine out of every 12 months. As of March 31, 1997, the Bank was in compliance with its QTL requirement.

      Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy the liquidity requirements that are imposed by the NJDB. At March 31, 1997, the Bank met these reserve requirements.

      State-chartered savings banks have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings banks to exhaust all reasonable alternative sources before borrowing from the Federal Reserve System. The Bank had no discount window borrowings at March 31, 1997.

Item 2.  Description of Property.
--------------------------------

      (a)  Properties

      The Bank conducts its business through its main office located at 700-88 Broadway in Westwood, New Jersey and a branch office located at 139 Terrace Street, Haworth, New Jersey, which was acquired on May 6, 1994. The Bank leases its main office and currently has a 10 year lease expiring on May 30, 2001, which provides that rent on the office will increase from $4,225 to $7,805 per month during the ten year period. The Bank purchased the Haworth branch office from the RTC.

      Financial Services, Inc., Glen Rock, New Jersey, performs the Bank's data processing. As of March 31, 1997, the net book value of leasehold improvements, furniture fixtures, and equipment owned by the Bank totalled $734,131.

      (b) Investment Policies. See "Item 1. Description of Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. All of the Bank's investment policies are reviewed and approved by the Board of Directors of the Bank, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. The Bank's investments are primarily acquired to produce income.

            (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Description of Business -- Lending Activities," "Item 1. Description of Business -- Bank Regulation" and "Item 2. Description of Property. (a) Properties" above.

            (2) Investments in Real Estate Mortgages. See "Item 1. Description of Business -- Lending Activities" and "Item 1. Description of Business -- Bank Regulation."

            (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Description of Business -- Lending Activities," "Item 1. Description of Business -- Bank Regulation" and "Item 1. Description of Business -- Subsidiary Activity."

      (c)  Description of Real Estate and Operating Data.

      Not Applicable.


Item 3.  Legal Proceedings
--------------------------

      There are various claims and lawsuits in which the Bank is periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. In the opinion of management, the resolution of these legal actions are not expected to have a material adverse effect on the Bank's results of operations, financial condition or liquidity.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      No matter was submitted to a vote by securityholders during the fourth quarter of the fiscal year.

                                    PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

      The information contained under the sections captioned "Stock Market Information" of the Company's Annual Report to Stockholders for the year ended March 31, 1997 (the "Annual Report") is incorporated herein by reference.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

      The  required   information   is   contained  in  the  section   captioned
"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

      The   Registrant's   financial   statements   listed  under  Item  13  are
incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

      Not Applicable.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(b) of the Exchange Act
--------------------------------------

      The  information   contained  under  the  sections  captioned  "Filing  of
Beneficial Ownership" and "I Election of Directors" in the "Proxy Statement" is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

      The information contained in the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      (a)   Security Ownership of Certain Beneficial Owners

            Information   required  by  this  item  is  incorporated  herein  by
            reference to the first chart in the section captioned "I - Voting Securities and Principal Holders Thereof" in the Proxy Statement.

      (b)   Security Ownership of Management

            Information   required  by  this  item  is  incorporated  herein  by
            reference to the first chart in the section captioned "I - Voting Securities and Principal Holders Thereof" in the Proxy Statement.

      (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Interests of Certain Persons in Matters to Be Acted Upon" in the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

      (a)   The following documents are filed as a part of this report:

            1. The following financial statements and the report of independent accountants of the Registrant included in the Registrant's Annual Report to Stockholders for the fiscal year ending March 31, 1997 are incorporated herein by reference and also in Item 7 hereof.

      Report of Independent Auditors

      Consolidated Statements of Financial Condition as of March 31, 1997 and 1996.

      Consolidated Statements of Operations for the Years Ended March 31, 1997 and 1996.

      Consolidated Statements of Retained Earnings for the Years Ended March 31, 1997 and 1996.

      Consolidated Statements of Cash Flows for the Years Ended March 31, 1997 and 1996.

      Notes to Consolidated Financial Statements.

            2. Other than as set forth below, Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission ("SEC") are not required under the related instructions or are inapplicable and therefore have been omitted.

             3.   The  following   exhibits  are  included  in  this  Report  or
incorporated herein by reference:

            (a)   List of Exhibits:

            3.1   Articles of Incorporation of Westwood Financial Corporation*

            3.2   Bylaws of Westwood Financial Corporation*

            4     Specimen Stock Certificate*

            13    Annual Report to Stockholders  for Fiscal Year Ended March 31,
                  1997

            21 Subsidiaries of the Registrant (See "Item 1 - Description of Business -- Subsidiary Activity")

            27    Financial Data Schedule (electronic filing only)

----------------
* Incorporated by reference to Registrant's Registration Statement on Form S-1 initially filed with the SEC on December 20, 1995 (File No. 33-28200).

       b.   Reports on Form 8-K

            None

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of June 18, 1997.

                                    WESTWOOD FINANCIAL CORPORATION


                                    By:   /s/William J. Woods
                                          --------------------------------------
                                          William J. Woods
                                          Chief Executive Officer and President
                                          (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 18, 1997.


/s/William J. Woods                       /s/George E. Niemczyk
----------------------------------        ---------------------------------
William J. Woods                          George E. Niemczyk
President and Chairman                    Vice President and Controller
(Principal Financial and Executive        (Principal Accounting Officer)
  Officer)


/s/Joanne Miller                          /s/William J. Durgin
----------------------------------        ---------------------------------
Joanne Miller                             William J. Durgin
Vice President and Director               Director


/s/Paul F. Becker                         /s/Sidney J. Hagan
----------------------------------        ---------------------------------
Paul F. Becker                            Sidney J. Hagan
Director                                  Director


/s/John M. Caruso
----------------------------------
John M. Caruso
Director