Form 10QSB
period 1997-06-30
WESTWOOD FINANCIAL CORP
filed 1997-08-13
CIK 1005187

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarter period ended June 30, 1997

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT

             For the transition period from           to
                                            ---------    ---------

                           Commission File No. 0-28200


                         Westwood Financial Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                  22-3413572
           -----------------------------------------------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)

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

                 Class: Common Stock, par value $0.10 per share
                  Outstanding shares at August 6, 1997: 645,241

           Transitional Small Business Disclosure Format (check one):
                             Yes        No   X
                                  ---       ---

                         WESTWOOD FINANCIAL CORPORATION

                              INDEX TO FORM 10-QSB

                                                                           Page
                                                                           ----
PART 1.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated statements of Financial Condition at June
         30, 1997 (unaudited) and March 31, 1997                               2

         Consolidated Statements of income for the three months
         ended June 30, 1997 and 1996 (unaudited)                              3

         Consolidated Statements of Cash Flows for the three months
         ended June 30, 1997 and 1996 (unaudited)                              4

         Notes to Consolidated Financial
         Statements (unaudited)                                                5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   6


PART II. OTHER INFORMATION
         -----------------

         Item 1.  Legal Proceedings                                           11

         Item 2.  Changes in Securities                                       11

         Item 3.  Default Upon Senior Securities                              11

         Item 4.  Submission of Matters to a Vote of Security Holders         11

         Item 5.  Other Information                                           11

         Item 6.  Exhibits and Reports on Form 8-K                            11

SIGNATURES

                  WESTWOOD FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                       JUNE 30, 1997     MARCH 31, 1997
                                                       -------------     --------------

                                ASSETS
                                ------
Cash and cash equivalents ............................   $   6,764          $   5,408
Loans receivable, net ................................      41,161             40,340
Interest receivable on loans .........................         259                256
FHLB stock, at cost ..................................         576                576
Mortgage-backed securities held-to-maturity,
  (market value of $18,991 and $19,581, respectively)       18,907             19,728
Investment securities held-to-maturity,
  (market value of $40,818 and $38,124, respectively)       41,155             38,903
Investment securities available-for-sale,
  (at market value) ..................................           2                  2
Interest receivable on investments ...................         669                852
Property and equipment, net ..........................         725                734
Goodwill .............................................       1,108              1,132
Prepaid expenses and other assets ....................          68                 50
                                                         ---------          ---------

       TOTAL ASSETS ..................................   $ 111,394          $ 107,981
                                                         =========          =========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Liabilities:
  Demand deposits ....................................   $  15,658          $  13,111
  Savings deposits ...................................      75,194             74,622
  Interest payable on deposits .......................         144                124
  Loans and advances payable .........................      10,000             10,000
  Other liabilities ..................................         199                142
  Dividends payable ..................................          32                 32
                                                         ---------          ---------
       Total Liabilities
                                                           101,227             98,031
                                                         ---------          ---------
Commitments and Contingencies ........................        --                 --

Shareholders' equity:
  Common stock .......................................          65                 65
  Paid in capital ....................................       3,212              3,212
  Retained earnings ..................................       6,958              6,753
  Unearned stock bonus plan shares ...................         (68)               (80)
                                                         ---------          ---------
       Total Shareholders' Equity ....................      10,167              9,950
                                                         ---------          ---------

       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY ........................   $ 111,394          $ 107,981
                                                         =========          =========




See notes to consolidated financial statements.

                  WESTWOOD FINANCIAL CORPORATION AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)

                                                             FOR THE              FOR THE
                                                          THREE MONTHS         THREE MONTHS
                                                              ENDED                ENDED
                                                          JUNE 30, 1997        JUNE 30, 1996
                                                          -------------        -------------
INTEREST INCOME
     Loans receivable ...................................   $  786                 $  711
     Mortgage-backed securities .........................      344                    224
     Investment securities, including O/N deposits ......      743                    567
     Dividends on FHLB stock ............................        9                      7
                                                            ------                 ------

          Total interest income .........................    1,882                  1,509

INTEREST EXPENSE
     Deposits ...........................................   $  953                 $  844
     Borrowings .........................................      149                      0
                                                            ------                 ------

     Net interest income ................................      780                    665

     Provision for loan losses ..........................        8                     35
                                                            ------                 ------

     Net interest income after
          provision for loan losses .....................      772                    630

NONINTEREST INCOME
     Miscellaneous charges and fees .....................       41                     28
     Late charges .......................................        2                      2
                                                            ------                 ------

          Total noninterest income ......................       43                     30

NONINTEREST EXPENSE
     Compensation and employee benefits .................      179                    166
     FDIC insurance and regulatory expenses .............       22                     46
     Depreciation and amortization ......................       41                     40
     Data Processing ....................................       34                     34
     Occupancy ..........................................       29                     28
     Other ..............................................      126                     88
                                                            ------                 ------

          Total noninterest expense .....................      431                    402
                                                            ------                 ------

INCOME BEFORE INCOME TAXES ..............................      384                    258

INCOME TAX EXPENSE ......................................      147                     89
                                                            ------                 ------

NET INCOME ..............................................   $  237                 $  169
                                                            ======                 ======

Earnings Per Share ......................................   $ 0.37                 $   NM
                                                            ======                 ======


NM - Not meaningful as a result of the conversion and reorganization completed on June 6, 1996.

See notes to consolidated financial statements.

                  WESTWOOD FINANCIAL CORPORATION AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                              FOR THE THREE MONTHS ENDED
                                                          JUNE 30, 1997            JUNE 30, 1996
                                                          -------------            -------------
INTEREST OPERATING ACTIVITIES
  NET INCOME .............................................   $   237                   $   169
                                                             =======                   =======
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization ........................        17                        16
    Amortization of goodwill .............................        24                        24
    Amortization of stock-bonus plan .....................        12                        12
    Provision for loan losses ............................         8                        35
    Loss on the sale of securities .......................         0                         0
  (INCREASE) DECREASE IN ASSETS:
    Interest receivable ..................................       180                       (71)
    Prepaid income taxes .................................         0                        23
    Prepaid expenses .....................................       (18)                      193
  INCREASE (DECREASE) IN LIABILITIES:
    Interest payable .....................................        20                        12
    Corporate taxes payable ..............................       107                        65
    Deferred income ......................................         0                         0
    Accrued expenses .....................................       (50)                      109
                                                             -------                   -------
          TOTAL ADJUSTMENTS ..............................       300                       418
                                                             -------                   -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES ......       537                       587
                                                             -------                   -------

INVESTING ACTIVITIES:
    Loans made of net repayments .........................      (829)                   (2,401)
    Purchase of investments - net of sales ...............    (1,431)                   (1,469)
    Acquisition of goodwill ..............................         0                         0
    Purchases of office property and equipment ...........        (8)                      (31)
                                                             -------                   -------
          NET CASH USED BY INVESTING ACTIVITIES ..........    (2,268)                   (3,901)
                                                             -------                   -------

FINANCING ACTIVITIES:
    Net increase in demand accounts, passbook
      savings accounts, certificates of deposit,
      and individual retirement accounts .................     3,119                     1,087
    Proceeds from sale of stock, net of conversion costs .         0                     3,428
    Dividends paid .......................................       (32)                        0
    Loan Proceeds received ...............................         0                         0
    Purchase of treasury stock ...........................         0                         0
                                                             -------                   -------
        NET CASH PROVIDED BY FINANCING ACTIVITIES ........     3,087                     4,515
                                                             -------                   -------

     INCREASE (DECREASE) IN CASH EQUIVALENTS .............     1,356                     1,201

     CASH AND CASH EQUIVALENTS - Beginning of period .....     5,408                     5,208
                                                             -------                   -------

     CASH AND CASH EQUIVALENTS - End of period ...........   $ 6,764                   $ 6,409
                                                             =======                   =======

SUPPLEMENTAL DISCLOSURES RELATED TO THE
CONSOLIDATED STATEMENT OF CASH FLOW

CASH PAID DURING THE PERIOD FOR:
   Interest on deposits ..................................   $   958                   $   832
   Income taxes ..........................................   $    40                   $     0

                         Westwood Financial Corporation
                   Notes to Consolidated Financial Statements


The consolidated financial statements include the accounts of Westwood Financial Corporation (the "Company") and its wholly owned subsidiary. Westwood Savings Bank (the "Savings Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of operations, and statement of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year March 31, 1998 or any other interim period.

The statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997.


EARNINGS PER SHARE

In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. This statement, which is effective for fiscal years ending after December 15, 1997, will require an institution to change the method by which it calculates earnings per share. Earlier application of this statement is not permitted, however, pro forma earnings per share amounts computed using SFAS No. 128 is permitted. This statement will not have a material effect upon the Company's calculation of earnings per share.

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


Comparison of Financial Condition at June 30 and March 31, 1997
---------------------------------------------------------------

Total assets at June 30, 1997 amounted to $111.4 million, an increase of $3.4 million or 3.16% over total assets at March 31, 1997. The increase in assets included $821,000 or 2.04% increase in loan receivables due to new loan originations, a $1.4 million increase in cash and cash equivalents and a $1.2 million increase in investment securities. Funding of asset growth was provided from the increase in deposit accounts.

Total liabilities and shareholders' equity amounted to $111.4 million at June 30 1997, an increase of $3.4 million or 3.16% over total liabilities and shareholders' equity at March 31, 1997. The increase in liabilities is due primarily to a $3.1 million net increase in deposits due to the Company's response to the general increase in rates offered by other bank's in the market area. The net increase in shareholders' equity of $217,000 is primarily the result of $237,000 net income for the quarter ended June 30, 1997.

The Bank had no non-performing assets at June 30, 1997 or at March 31, 1997.

Results of Operations - Comparison of Three Months Ended June 30, 1997 and June 30, 1996
--------------------------------------------------------------------------------

General. Net income for the three month period ended June 30, 1997 was $237,000 compared to $169,000 for the three month period ended June 30, 1996. This increase was due primarily to increased interest income offset somewhat by increased interest and non-interest expenses.

Interest Income. Total interest income increased to $1.9 million for the three months ended June 30, 1997 from $1.5 million for the three months ended June 30, 1996. This increase of $373,000 or 24.72% was due primarily to an increase of $75,000 in interest earned on loans receivable due to increased residential lending, and $298,000 in income on investments and mortgage-backed securities due to higher yields and increased average balances of such investments funded by increased deposits as well as the receipt of proceeds from the Offering.

Interest Expense. Total interest expense increased from $844,000 for the three months ended June 30, 1996 to $1,102,000 for the three months ended June 30, 1997. This increase was due primarily to an increase in the average balance of deposits from $81.1 million at June 30, 1996 to $89.7 million at June 30, 1997 and $149,000 of interest expense on borrowings from FHLB.

Net Interest Income. Net interest income increased $115,000 or 17.29% for the three months ended June 30, 1997 as compared to the same period ended June 30, 1996. The increase was due to the investment and mortgage-backed securities, as described earlier. In addition, the net interest rate spread (the difference between the rate earned on interest earning assets and the rate paid on interest bearing liabilities) decreased by 27 basis points from 2.84% to 2.57% respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1997. Furthermore, the ratio of average interest-earning assets to average interest-bearing liabilities increased from 106.3% to 107.8% during these periods.

Provision for Loan Losses. At June 30, 1997, the Bank decreased its provision for loan losses by $27,000 or 77%, from the comparable period in June 1996. The Bank maintains a provision for losses on loans based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Bank's past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. Based upon a review of these factors, management determined that the Bank's allowance for loan loss was adequate in view of the composition of the Bank's loan portfolio. At June 30, 1997, the Bank's loan portfolio consisted of approximately 92.85% of one to-four family loans. Management will continue to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Non-Interest Income. Non-interest income increased $13,000 or 43.3%. The increase was primarily due to an increase in personal and business checking accounts which resulted in increased fee income.

Non-Interest Expense. Non-interest expense increased $29,000 or 7.2% from $402,000 for the three months ended June 30, 1996 to $431,000 for the three months ended June 30, 1996 to $431,000 for the three months ended June 30, 1997. this increase was primarily due to a $13,000 increase in compensation and employee benefits, $38,000 in other expenses offset by a decrease in FDIC insurance and regulatory expenses ("FDIC insurance") of $24,000. Compensation and employee benefits increased due to the additional hiring of staff and FDIC insurance decreased due to the recapitalization of the Savings Association Insurance Fund of the FDIC. The insurance deposit premium rate was lowered to
6.7 cents per $100 of deposits from 23 cents per $100 of deposits. The increase in other expense were the result of costs incurred by the holding company that was non-existent in the prior year.

Income Tax Expense. Income tax expense increased $58,000 from $89,000 for the three month period ended June 30, 1996 to $147,000 for the three month period ended June 30, 1997, due to increased earnings.

Liquidity Resources
-------------------

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayment of loans and mortgage-backed securities. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund its operations internally. Additionally, sources of funds include the ability to utilize Federal Home Loan Bank of New York advances and the ability to borrow against mortgage-backed and investment securities. As of June 30, 1997, the Bank had $10 million in borrowed funds. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 1997, the Bank had mortgage commitments to fund loans of $900,000. Also, at June 30, 1997, there were commitments on unused lines of credit relating to home equity loans of $2.4 million. Certifcates of deposit scheduled to mature in one year or less at June 30, 1997 totaled $50.0 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.
At June 30, 1997, the Bank's total liquidity was 59.20%.

Capital Compliance
------------------

The following table sets forth the institution's capital position at June 30, 1997 as compared to the minimum regulatory capital requirements imposed on the institution by the FDIC at that date. The Bank also met the capital requirements of the New Jersey Department of Banking.

                                                            At June 30, 1997
                                                            ----------------
                                                         Percentage
                                                           Amount       of Assets
                                                           ------       ---------

GAAP Capital: ...................................         $10,167          9.13%
                                                          =======         =====

Leverage Capital:(1)(2)
Actual Leverage Capital .........................         $ 7,348          6.84%
Leverage Capital Requirement ....................           3,222          3.00%
                                                          -------         -----
  Excess ........................................         $ 4,126          3.84%
                                                          =======         =====
Tier 1 Capital: (1)(3)
  Actual Tier 1 Capital .........................         $ 7,348         18.68%
  Tier 1 Capital Requirement ....................           1,573          4.00%
                                                          -------         -----
  Excess ........................................         $ 5,775         14.68%
                                                          =======         =====
Total Risk-Based Capital:(1)(3)
  Actual Risk-Based Capital .....................         $ 7,574          9.26%
  Risk-Based Capital Requirement ................           3,147          8.00%
                                                          -------         -----
  Excess ........................................         $ 4,427         11.26%
                                                          =======         =====

(1) Regulatory capital reflects modifications from GAAP capital due to identifiable intangible assets and constraints on allowance for loan and lease losses.
(2) Leverage Capital is computed as a percentage of Average Total Assets of $107,393.
(3) Tier 1 Capital and Total Risk-Based Capital are computed as a percentage of Total Risk-Weighted Assets of $39,334.

Key Operating Ratios
--------------------

THE TABLE BELOW SETS FORTH CERTAIN PERFORMANCE RATIOS OF THE BANK FOR THE PERIODS INDICATED.


                                                          FOR THE THREE              FOR THE THREE
                                                          MONTHS ENDED               MONTHS ENDED
                                                          JUNE 30, 1997              JUNE 30, 1996
                                                          -------------              -------------


RETURN ON AVERAGE ASSETS (net income
  divided by average total assets) (1)                               0.86%                  0.66%

RETURN ON AVERAGE EQUITY (net income
  divided by average equity) (1)                                     9.37%                  9.16%

AVERAGE EQUITY TO AVERAGE ASSETS
  (average equity divided by average total assets)                   9.15%                  8.28%

EQUITY TO ASSETS AT PERIOD END                                       9.13%                 10.60%

INTEREST RATE SPREAD (1) (2)                                         2.74%                  2.84%

NET INTEREST MARGIN (net yield on average
  interest-earning assets)                                           2.89%                  3.09%

AVERAGE INTEREST-EARNING ASSETS TO
  AVERAGE INTEREST-BEARING LIABILITIES                             107.77%                 106.26%

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES TO NON-INTEREST EXPENSE                              140.87%                 128.33%

NON-INTEREST EXPENSE TO AVERAGE ASSETS (1)                           2.11%                  2.36%



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

                           PART II - OTHER INFORMATION
                           ---------------------------



         Item 1.   Legal Proceedings
                   -----------------

                   The Corporation is not involved in any material legal proceedings at June 30, 1997. The Bank, from time to time, is a party to litigation, which arises in the ordinary course of business, such as claims to enforce liens, claims involving the making and servicing of loans, claims relating to the hiring or termination of employees, and other issues incident to the business of the Bank. In the opinion of management, the resolution of these lawsuits would not have a material adverse effect on the financial condition or results of operations of the Bank or the Corporation.

         Item 2.   Changes in Securities
                   ---------------------

                   Not applicable.

         Item 3.   Defaults Upon Senior Securities
                   -------------------------------

                   Not applicable.


         Item 4.   Other Information
                   -----------------

                   Not applicable.

         Item 5.   Exhibits and Reports on Form 8-K
                   --------------------------------

                   (a) List of Exhibits
                        3.1    Articles of Incorporation of Westwood
                               Financial Corporation*
                        3.2    Bylaws of Westwood Financial Corporation*
                        4      Specimen Stock Certificate*
                        11     Statement re:  computation of per share earnings
                        27     Financial Data Schedule (electronic filing only)

                   (b) Reports on Form 8-K  -  None

     *Incorporated by reference to Registrants Registration Statement on Form S-1 initially filed with the SEC on December 20, 1995 (File No. 33-28200).

                         WESTWOOD FINANCIAL CORPORATION

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Westwood Financial Corporation



Date:  8/13/97                  By:  /s/William J. Woods
     ------------------         --------------------------------------------
                                William J. Woods
                                Chief Executive Officer
                                (Principal Executive Officer)



Date:  8/13/97                  By:  /s/ George E. Niemczyk
      -----------------         -------------------------------------------
                                George E. Niemczyk
                                Controller
                                (Principal Accounting and Financial Officer)