Form 10QSB
period 1997-09-30
WESTWOOD FINANCIAL CORP
filed 1997-11-12
CIK 1005187

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarter period ended September 30, 1997

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT


         For the transition period from           to
                                        ----------   -----------

                           Commission File No. 0-28200


                         Westwood Financial Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                New Jersey                                    22-3413572
                --------------------------------------------------------
              (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)                Identification No.)

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

                 Class: Common Stock, par value $0.10 per share
                Outstanding shares at November 10, 1997: 645,295

                         WESTWOOD FINANCIAL CORPORATION

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
PART 1.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated statements of Financial Condition at September
         30, 1997 (unaudited) and March 31, 1997                               2

         Consolidated Statements of Income for the three and six months
         ended September 30, 1997 and 1996 (unaudited)                         3

         Consolidated Statements of Cash Flows for the three and six months
         ended September 30, 1997 and 1996 (unaudited)                         4

         Notes to Consolidated Financial Statements (unaudited)                5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   6


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings                                                    11

Item 2.  Changes in Securities                                                11

Item 3.  Default Upon Senior Securities                                       11

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                     12

SIGNATURES

                  WESTWOOD FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                      SEPTEMBER 30, 1997      MARCH 31, 1997
                                                      ------------------      --------------
                                ASSETS
                                ------
Cash and cash equivalents                                 $   6,302             $   5,408
Loans receivable, net                                        40,067                40,340
Interest receivable on loans                                    260                   256
FHLB stock, at cost                                             576                   576
Mortgage-backed securities held-to-maturity,
  (market value of $18,311 and $19,581, respectively)        18,111                19,728
Investment securities held-to-maturity,
  (market value of $41,472 and $38,124, respectively)        42,399                38,903
Investment securities available-for-sale,
  (at market value)                                               2                     2
Interest receivable on investments                              855                   852
Property and equipment, net                                     711                   734
Goodwill                                                      1,085                 1,132
Prepaid expenses and other assets                                57                    50
                                                          ---------             ---------

       TOTAL ASSETS                                       $ 110,425             $ 107,981
                                                          =========             =========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Liabilities:
  Demand deposits                                         $  13,778             $  13,111
  Savings deposits                                           75,967                74,622
  Interest payable on deposits                                  131                   124
  Loans and advances payable                                 10,000                10,000
  Other liabilities                                             194                   142
  Dividends payable                                              65                    32
                                                          ---------             ---------

       Total Liabilities                                    100,135                98,031
                                                          ---------             ---------

Commitments and Contingencies (Note 4)

Shareholders' equity:
  Common stock ($.10 par value, 747,500
    authorized, 645,241 issued and
    outstanding at September 30, 1997
    and March 31, 1997)                                          65                    65
  Paid in capital                                             3,212                 3,212
  Retained earnings                                           7,013                 6,753
  Unearned stock bonus plan shares                                0                   (80)
                                                          ---------             ---------
         Total Shareholders' Equity                          10,290                 9,950
                                                          ---------             ---------

       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                             $ 110,425             $ 107,981
                                                          =========             =========

                  WESTWOOD FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                 FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                 ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                ----------------------------------------------
                                                   1997       1996          1997       1996
                                                ---------   ---------    ---------   ---------

INTEREST INCOME
Loans receivable                                $     774   $     729    $   1,560   $   1,440
Mortgage-backed securities                            328         225          672         449
Investment securities, including O/N deposits         783         591        1,526       1,158
Dividends on FHLB stock                                10           7           19          14
                                                ---------   ---------    ---------   ---------

Total interest income                               1,895       1,552        3,777       3,061

INTEREST EXPENSE
Deposits                                              983         872        1,936       1,716
Borrowings                                            150           0          299           0
                                                ---------   ---------    ---------   ---------
                                                    1,133         872        2,235       1,716

Net interest income                                   762         680        1,542       1,345

Provision for loan losses                               9           5           17          40
                                                ---------   ---------    ---------   ---------

Net interest income after
provision for loan losses                             753         675        1,525       1,305

NONINTEREST INCOME
Miscellaneous charges and fees                         62          34          103          62
Late charges                                            2           1            4           3
                                                ---------   ---------    ---------   ---------

Total noninterest income                               64          35          107          65

NONINTEREST EXPENSE
Compensation and employee benefits                    244         164          423         330
FDIC insurance and regulatory expenses                 27          54           49         100
SAIF Special Assessment                                 0         454            0         454
Depreciation and amortization                          41          41           82          81
Data Processing                                        37          35           71          69
Occupancy                                              35          29           64          57
Loss on sale of securities                              0          17            0          17
Merger acquisition costs                               69           0           69           0
Other                                                 126         124          252         212
                                                ---------   ---------    ---------   ---------

Total noninterest expense                             579         918        1,010       1,320
                                                ---------   ---------    ---------   ---------

INCOME (LOSS) BEFORE INCOME TAXES                     238        (208)         622          50

INCOME TAX EXPENSE                                    118         (58)         265          31
                                                ---------   ---------    ---------   ---------

NET INCOME (LOSS)                               $     120   $    (150)   $     357   $      19
                                                =========   =========    =========   =========

Weighted Average Earnings Per Share             $    0.19   $   (0.23)   $    0.55   $    0.03
                                                =========   =========    =========   =========

Weighted Average Shares Outstanding               645,268     646,700      645,268     549,038


                  WESTWOOD FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          September 30,               September 30,
                                                       -------------------          ------------------
                                                          1997     1996               1997      1996
                                                       -------    -------           -------    -------
INTEREST OPERATING ACTIVITIES
  NET INCOME                                           $   120    $  (150)          $   357    $    19
                                                       =======     =======           ======    =======
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation                                            18         18                35         34
    Amortization of good will                               23         23                47         47
    Amortization of stock bonus plan                        68         12                80         24
    Provision for loan losses                                9          5                17         40
    Loss on sale of securities                               0         17                 0         17
  (INCREASE) DECREASE IN ASSETS:
    Interest receivable                                   (187)       (51)               (7)      (122)
    Prepaid income taxes                                     0       (104)                0        (81)
    Prepaid expenses                                        11         (6)               (7)       187
  INCREASE (DECREASE) IN LIABILITIES:
    Interest payable                                       (13)       (11)                7          1
    Taxes payable                                          (46)       (88)               61        (23)
    Accrued expenses                                        41        338                (9)       447
                                                       -------    -------           -------    -------
          TOTAL ADJUSTMENTS                                (76)       153               224        571
                                                       -------    -------           -------    -------

          NET CASH PROVIDED BY OPERATING ACTIVITIES         44          3               581        590
                                                       =======    =======          ========    =======

INVESTING ACTIVITIES:
    Loans made of net repayments                         1,085     (1,628)              256     (4,029)
    Purchase of investments - net of sales                (448)    (1,771)           (1,879)    (3,240)
    Acquisition of goodwill                                  0         12                 0        (42)
    Purchase of office property and equipment               (4)       (11)              (12)        12
                                                       -------    -------           -------    -------
           NET CASH PROVIDED (USED BY)
            INVESTING ACTIVITIES                           633     (3,398)           (1,635)    (7,299)
                                                       -------    -------           -------    -------
FINANCING ACTIVITIES:
    Net increase (decrease) in deposit accounts         (1,107)     2,098             2,012      3,185
    Proceeds from sale of stock and reorganization,
       net of conversion costs                              --         --                --      3,428
    Dividends paid                                         (32)       (32)              (64)       (32)
                                                       -------    -------           -------    -------
     NET CASH PROVIDED (USED BY)
       FINANCING ACTIVITIES                             (1,139)     2,066             1,948      6,581
                                                       -------    -------           -------    -------
     INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                               (462)    (1,329)              894       (128)

     CASH AND CASH EQUIVALENTS - Beginning of period     6,764      6,409             5,408      5,208
                                                       -------    -------           -------    -------

     CASH AND CASH EQUIVALENTS - End of period         $ 6,302    $ 5,080          $  6,302    $ 5,080
                                                       =======    =======          ========    =======

CASH PAID DURING THE PERIOD FOR:
   Interest                                            $ 1,146    $   883           $ 2,104    $ 1,715
   Income taxes                                        $   164    $   135           $   204    $   135


          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


NOTE 1:  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Westwood Financial Corporation (the "Corporation") and its a wholly-owned subsidiary, Westwood Savings Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statement of the financial condition, statement of operations, and statement of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year March 31, 1998 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Corporation's Annual Report on Form 10-KSB for the year ended March 31, 1997.

NOTE 2:  PROPOSED MERGER

On September 10, 1997, the Corporation and Lakeview Financial Corporation ("Lakeview") the holding company of Lakeview Savings Bank ("Lakeview Savings"), Paterson, New Jersey, signed a definitive merger agreement providing for the merger of the Corporation into Lakeview and the merger of the Bank into Lakeview Savings. Shares of the Corporation will be exchanged for $29.25, payable in the aggregate in the form of 50% cash and 50% Lakeview Common Stock. The transaction is subject to certain contingencies including satisfaction of state and federal regulatory approvals, approval of the shareholders of the Corporation and a receipt of a fairness opinion by the Corporation. It is anticipated that the transaction will occur in the first calendar quarter of 1998. The transaction is expected to be accounted for under the purchase method.

NOTE 3:  STOCK BONUS PLANS

In conjunction with the signing of the letter of intent to merge, all shares remaining in the stock bonus plans vest immediately. This resulted in an additional $56,000 of amortization expense which is being recognized in the current quarter.

NOTE 4:  COMMITMENTS AND CONTINGENCIES

On July 2, 1997, the Savings Bank entered into a contract to purchase a tract of land for $280,000. The contract is contingent upon receiving all municipal and government approvals, as required. The land may be used for a possible branch site.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Westwood Financial Corporation, Inc, (the "Corporation") is a New Jersey corporation organized in December 1995 at the direction of the Board of Directors of the Westwood Savings Bank of New Jersey (the "Bank") to facilitate the conversion of Bergen North Financial, M.H.C. (the Mutual Holding Company") from the mutual to the stock form of ownership and to acquire and hold all of the capital stock of the Bank (collectively, the "Conversion and
Reorganization"). Prior to the consummation of the Conversion and Reorganization, the Mutual Holding Company was the majority stockholder of the Bank and upon consummation of the Conversion and Reorganization, the Mutual Holding Company was merged into the Bank. The Corporation acquired the Bank as a wholly-owned subsidiary upon the consummation of the Conversion and Reorganization on June 6, 1996.

On September 10, 1997, the Corporation and Lakeview Financial Corp. ("Lakeview") the holding company of Lakeview Savings Bank ("Lakeview Savings"), Paterson, New Jersey, signed a definitive merger agreement providing for the merger of the Corporation into Lakeview and the merger of the Bank into Lakeview Savings. Shares of the Corporation will be exchanged for $29.25, payable in the aggregate in the form of 50% cash and 50% Lakeview Common Stock. The transaction is subject to certain contingencies including satisfaction of state and federal regulatory approvals, approval of the shareholders of the Corporation and a receipt of a fairness opinion by the Corporation. It is anticipated that the transaction will occur in the first calendar quarter of 1998. The transaction is expected to be accounted for under the purchase method.

Financial Condition at September 30, 1997
-----------------------------------------

Total assets at September 30, 1997 amounted to $110.4 million, an increase of $2.4 million, or 2.26% over total assets at March 31, 1997. This increase was due primarily to a $1.9 million increase in investment securities, an increase of $900,000 in cash and cash equivalents, offset by a net decrease of $300,000 in loans receivable. Funding of asset growth was provided from the increase in deposit accounts. Total liabilities amounted to $100.1 million at September 30, 1997, an increase of $2.1 million, or 2.14%, over total liabilities at March 31, 1997. The increase in liabilities is due primarily to a $2.0 million net increase in deposits, which resulted in the Bank's response to the general increase in rates offered by other bank's in the market area.

On July 2, 1997, the Savings Bank entered into a contract to purchase a tract of land for $280,000. The contract is contingent upon receiving all municipal and government approvals, as required. The land may be used for a possible branch site.

The Bank had no non-performing assets at September 30, 1997 or at March 31, 1997.

Results of Operations - Comparison of Three Months Ended September 30, 1997 and 1996
--------------------------------------------------------------------------------

Net Interest Income. Net interest income increased $82,000, or 12.06%, for the three months ended September 30, 1997 as compared to the same period ended September 30, 1996. The primary reason for the increase was that average balances of cash and investments securities increased $15.8 million due to the purchase and sales of investment securities during the three months ended September 30, 1997 compared to the same period in 1996. Declining interest rates partially offset the increase in net interest income. The interest rate spread and net interest margin declined to 2.50% and 2.83%, respectively during the three months ended September 30, 1997 compared to 2.69% and 3.05%, respectively for the same period in 1996. The lower interest rate spread and net interest margin are primarily due to a lower yield on earning assets and higher costs of funds in the second quarter of 1997.

Provision for Loan Losses. At September 30, 1997, the Bank increased its provision for loan losses by $4,000, from the comparable period in September
1996 due to a potential loss on a consumer loan. The loan is currently performing.

Non-Interest Income. Non-interest income increased $19,000, or 54.29% during the period ended September 30, 1997, as compared to the same period ended September 30, 1996. This increase was primarily due to a $9,000 increase in fee income from additional checking account activity, increased ATM fees and increased prepayment penalties.

Non-Interest Expense. Non-interest expense decreased $339,000 or 36.93% from $918,000 for the three months ended September 30, 1996 to $579,000 for the three months ended September 30, 1997. This decrease in expenses was primarily due to the $456,000 one time special SAIF assessment that occurred in September 1996, and a decrease in FDIC insurance and regulatory expenses of $27,000, offset by an $80,000 increase in compensation and employee benefits and $69,000 in merger expenses relating to legal and accounting expenses regarding the proposed merger. The increase in compensation and employee benefits was primarily due to an additional $56,000 expense to fully amortize the stock bonus plans. In conjunction with the signing of the letter of intent to merge, all shares remaining in the stock bonus plans vest immediately.

Results of  Operations - Comparison  of Six Months Ended  September 30, 1997 and
1996
--------------------------------------------------------------------------------

Net Interest Income. Net interest income increased $197,000, or 14.65%, for the six months ended September 30, 1997 as compared to the same period ended September 30, 1996. The primary reason for the interest was that average balances of cash and investments securities increased $16.1 milion due to the purchase and sales of investment securities during the six months ended September 30, 1997 compared to the same period in 1996. Declining interest rates partially offset the increase in net interest income. The interest rate spread and net interest margin declined to 2.51% and 2.83%, respectively during the six months ended September 30, 1997 compared to 2.78% and 3.07%, respectively for the same period in 1996. The lower interest rate spread and net interest margin are primarily due to a lower yield on earning assets and higher costs of funds for the first six months of 1997.

Provision for Loan Losses. At September 30, 1997, the Bank decreased its provision for loan losses by $23,000 or 57.50%, from the comparable period in September, 1996. The Bank maintains a provision for losses on loans based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Bank's past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. Based upon a review of these factors, management determined that the Bank's allowance for loan losses was adequate in view of the composition of the Bank's loan portfolio. At September 30, 1997, the Bank's loan portfolio consisted of 88.31% of one-to four-family loans.

Non-Interest Income. Non-interest income increased $32,000 from $19,000 for the six months ended September 30, 1996 to $65,000 for the six months ended September 30, 1997, primarily due to a $20,000 increase in checking account fees and a $10,000 increase in ATM fees.

Non-Interest Expense. Non-interest expense decreased $310,000 from $1.3 million to $1.0 million during the comparable periods ending September 30, 1996 and 1997, respectively. This decrease was primarily due to the one-time SAIF special assessment of $454,000 made in 1996 offset by a $93,000 increase in compensation and employee benefits, $69,000 in merger expenses relating to legal and accounting expenses of the proposed merger and $40,000 in other expenses. The increase in compensation and employee benefits was primarily due to amortization of the stock bonus plans as previously discussed and the hiring of additional staff. In regard to the increase in other expenses, there was no expense included in this category that increased materially.

Liquidity Resources
-------------------

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayment of loans and mortgage-backed securities. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund its operations internally. Additionally, sources of funds include the ability to utilize Federal Home Loan Bank of New York advances and the ability to borrow against mortgage-backed and investment securities. As of September 30, 1997, the Bank had $10 million in borrowed funds.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of September 30, 1997, the Bank had mortgage commitments to fund loans of $1.1 million. Also, at September 30, 1997, there were commitments on unused lines of credit relating to home equity loans of $2.6 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1997 totaled $52.5 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Bank. As a result, no adverse liquidity effects are expected. At September 30, 1997, the Bank's total liquidity was 59.27%.

Capital Compliance
------------------

The following table sets forth the institution's capital position at September 30, 1997 as compared to the minimum regulatory capital requirements imposed on the institution by the FDIC at that date. The Bank also met the capital requirements of the New Jersey Department of Banking.

                                                 At September 30, 1997
                                             ------------------------------
                                             Amount               of Assets
                                             ------               ---------

GAAP Capital:                                $10,290                 9.32%
                                             =======                =====

Leverage Capital:(1)(2)
Actual Leverage Capital                      $ 7,760                 7.18%
Leverage Capital Requirement                   3,243                 3.00%
                                             -------                -----
  Excess                                     $ 4,517                 4.18%
                                             =======                =====
Tier 1 Capital: (1)(3)
  Actual Tier 1 Capital                      $ 7,760                19.22%
  Tier 1 Capital Requirement                   1,615                 4.00%
                                             -------                -----
  Excess                                     $ 6,145                15.22%
                                             =======                =====
Total Risk-Based Capital:(1)(3)
  Actual Risk-Based Capital                  $ 7,995                19.80%
  Risk-Based Capital Requirement               3,230                 8.00%
                                             -------                -----
  Excess                                     $ 4,765                11.80%
                                             =======                =====


(1) Regulatory capital reflects modifications from GAAP capital due to identifiable intangible assets and constraints on allowance for loan and lease losses.
(2) Leverage Capital is computed as a percentage of Average Total Assets of $108,112.
(3) Tier 1 Capital and Total Risk-Based Capital are computed as a percentage of Total Risk-Weighted Assets of $40,370.

Key Operating Ratios

THE TABLE BELOW SETS FORTH CERTAIN PERFORMANCE RATIOS OF THE BANK FOR THE PERIODS INDICATED.

                                                FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                -------------------    -------------------

                                                  1997      1996       1997      1996
                                                  ----      ----       ----      ----

RETURN ON AVERAGE ASSETS (net income
  divided by average total assets) (1)            0.43%    (0.65%)     0.65%     0.04%

RETURN ON AVERAGE EQUITY (net income
  divided by average equity) (1)                  4.67%    (6.19%)     7.00%     0.44%

INTEREST RATE SPREAD (1) (2)                      2.50%     2.69%      2.51%     2.78%

NET INTEREST MARGIN (net yield on average
  interest-earning assets)                        2.83%     3.05%      2.83%     3.07%

NON-PERFORMING ASSETS TO TOTAL ASSETS              N/A       N/A        N/A       N/A

AVERAGE INTEREST-EARNING ASSETS TO
  AVERAGE INTEREST-BEARING LIABILITIES          107.91%   109.20%    107.84%   107.50%

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES TO NON-INTEREST EXPENSE           130.05%    79.20%    150.99%    97.47%

NON-INTEREST EXPENSE TO AVERAGE ASSETS (1)        2.10%     3.62%      1.83%     3.00%



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

                           PART II - OTHER INFORMATION
                           ---------------------------


         Item 1.           Legal Proceedings
                           -----------------

                           The Corporation was not involved in any material legal proceedings at September 30, 1997. The Bank, from time to time, is a party to litigation, which arises in the ordinary course of business, such as claims to enforce liens, claims involving the making and servicing of loans, claims relating to the hiring or termination of employees, and other issues incident to the business of the Bank. In the opinion of management, the resolution of these lawsuits would not have a material adverse effect on the financial condition or results of operations of the Bank or the Corporation.

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

         Item 4.           Submission of Matters to a Vote of Security Holders
                           ---------------------------------------------------

                           The Annual Meeting of Shareholders of the Corporation was held on July 15, 1997 and the following items were acted upon:

                           1. Election of directors William J. Woods and Harry Randall, Jr. for a term of three years ending in 2000. Messrs. Woods and Randall were both elected for a term of three years by the following vote:

                                                              FOR                         WITHHELD
                                                   --------------------------     ----------------------------
                                                   # of Votes     % of Shares     # of Votes     % of Shares

                           William J. Woods          555,762          99%              6030           1%


                           Harry Randall, Jr.        555,712          99%              6080           1%

                           2. The ratification of the 1997 Directors Stock Plan. The number of abstention and the percentage of shares were 12,929 and 2.3%, respectively. The 1997 Directors Stock Plan was ratified by the following vote:

                                                              FOR                         WITHHELD
                                                   --------------------------     -----------------------------
                                                   # of Votes     % of Shares     # of Votes     % of Shares

                                                     481,691        85.71%          67,222            12%

                                       11

                           3. The ratification of the appointment of RD Hunter & Company LLP as auditors for the Corporation for the fiscal year ending March 31, 1998. The number of abstention and the percentage of shares were 631 and 1%, respectively. RD Hunter & Company LLP was ratified as the Corporation's auditors by the following vote:

                                                              FOR                          WITHHELD
                                                   --------------------------     ----------------------------

                                                   # of Votes     % of Shares     # of Votes     % of Shares

                                                     555,161         98.8%           6,050          .01%


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

                           3.2     Bylaws of Westwood Financial Corporation*

                           4       Specimen Stock Certificate*

                           11      Statement re:  Computation of per share earnings

                           27      Financial Data Schedule (electronic filing only)

----------------------
* Incorporated by reference to Registrant's Registration Statement on Form S-1 initially filed with the SEC on December 20, 1995 (File No. 33-28200).

                           (b)     Reports On Form 8-K
                                   On September 10, 1997, the Corporation filed a Form 8-K reporting the announcement of the definitive merger agreement with Lakeview Financial Corp.

                         WESTWOOD FINANCIAL CORPORATION

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Westwood Financial Corporation



Date: 11/12/97                     By:  /s/William J. Woods
     ---------                     ---------------------------------------------
                                   William J. Woods
                                   Chief Executive Officer
                                   (Principal Executive Officer)



Date: 11/12/97                By:  /s/George E. Niemczyk
     ---------                     ---------------------------------------------
                                   George E. Niemczyk
                                   Controller
                                   (Principal Accounting and Financial Officer)