Form 10QSB
period 1997-12-31
WESTWOOD FINANCIAL CORP
filed 1998-02-10
CIK 1005187

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarter period ended December 31, 1997

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT


               For the transition period from            to
                                              ---------     ---------


                           Commission File No. 0-28200


                         Westwood Financial Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            New Jersey                                  22-3413572
   --------------------------------------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                   700-88 Broadway, Westwood, New Jersey 07675
                   -------------------------------------------
                    (Address of principal executive offices)

                                  201-666-5002
                                  ------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes   X     No
                                                                 -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                Class: Common Stock, par value $0.10 per share
               Outstanding shares at February 9, 1998:  645,296


Transitional small business disclosure format:

        Yes        X      No
 ------         ------

                         WESTWOOD FINANCIAL CORPORATION

                              INDEX TO FORM 10-QSB

                                                                                 Page

          PART 1. FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated statements of Financial Condition at December 31,
                  1997 (unaudited) and March 31, 1997                              2

                  Consolidated  Statements  of  Income  for the  three  and nine
                  months ended December 31, 1997 and 1996 (unaudited)              3

                  Consolidated  Statements  of Cash Flows for the three and nine
                  months ended December 31, 1997 and 1996 (unaudited)              4

                  Notes to Consolidated Financial Statements (unaudited)           5

          Item 2. Management's  Discussion  and Analysis of Financial  Condition
                  and Results of Operations                                        6


                  PART II. OTHER INFORMATION

                  Item 1. Legal Proceedings                                       11

                  Item 2. Changes in Securities                                   11

                  Item 3. Default Upon Senior Securities                          11

                  Item 4. Submission of Matters to a Vote of Security Holders     11

                  Item 5. Other Information                                       11

                  Item 6. Exhibits and Reports on Form 8-K                        11

                  SIGNATURES


                  WESTWOOD FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                        DECEMBER 31, 1997         MARCH 31, 1997
                                                        -----------------         --------------

                                ASSETS
                                ------
Cash and cash equivalents                                    $   7,688               $   5,408
Loans receivable, net                                           40,398                  40,340
Interest receivable on loans                                       257                     256
FHLB stock, at cost                                                576                     576
Mortgage-backed securities held-to-maturity,
  (market value of $17,599 and $19,581, respectively)           17,360                  19,728
Investment securities held-to-maturity,
  (market value of $43,002 and $38,124, respectively)           42,891                  38,903
Investment securities available-for-sale,
  (at market value)                                                  2                       2
Interest receivable on investments                                 747                     852
Property and equipment, net                                        694                     734
Goodwill                                                         1,061                   1,132
Prepaid expenses and other assets                                   28                      50
                                                             ---------               ---------

       TOTAL ASSETS                                          $ 111,702               $ 107,981
                                                             =========               =========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Liabilities:
  Demand deposits                                            $  14,908               $  13,111
  Savings deposits                                              75,897                  74,622
  Interest payable on deposits                                     154                     124
  Loans and advances payable                                    10,000                  10,000
  Other liabilities                                                260                     142
  Dividends payable                                                 32                      32
                                                             ---------               ---------

       Total Liabilities                                       101,251                  98,031
                                                             ---------               ---------

Commitments and Contingencies (Note 4)

Shareholders' equity:
  Common stock ($.10 par value, 747,500
    authorized, 645,296 issued and
    outstanding at December 31, 1997
    and March 31, 1997)                                             65                      65
  Paid in capital                                                3,212                   3,212
  Retained earnings                                              7,174                   6,753
  Unearned stock bonus plan shares (at cost)                         0                     (80)
                                                             ---------               ---------
         Total Shareholders' Equity                             10,451                   9,950
                                                             ---------               ---------

       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                $ 111,702               $ 107,981
                                                             =========               =========


                  WESTWOOD FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                       FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                         ENDED DECEMBER 31,    ENDED DECEMBER 31,
                                                       --------------------  --------------------
                                                         1997       1996       1997       1996
                                                       --------   --------   --------   --------

INTEREST INCOME AND DIVIDEND INCOME
Loans receivable                                       $    771   $    773   $  2,341   $  2,213
Mortgage-backed securities                                  290        352        962        801
Investment securities, including overnight deposits         800        614      2,326      1,772
Dividends on FHLB stock                                      10          8         29         22
                                                       --------   --------   --------   --------

Total interest income and dividend income                 1,871      1,747      5,658      4,808
                                                       --------   --------   --------   --------

INTEREST EXPENSE
Deposits                                                    989        922      2,925      2,638
Borrowings                                                  150         66        449         66
                                                       --------   --------   --------   --------
                                                          1,139        988      3,374      2,704
                                                       --------   --------   --------   --------

Net interest income                                         732        759      2,284      2,104
                                                       --------   --------   --------   --------

Provision for loan losses                                    10          4         27         44
                                                       --------   --------   --------   --------

Net interest income after
provision for loan losses                                   722        755      2,257      2,060
                                                       --------   --------   --------   --------

NONINTEREST INCOME
Miscellaneous charges and fees                               45         37        138         99
Late charges                                                  1          2          5          5
                                                       --------   --------   --------   --------

Total noninterest income                                     46         39        143        104
                                                       --------   --------   --------   --------

NONINTEREST EXPENSE
Compensation and employee benefits                          162        174        585        504
FDIC insurance and regulatory expenses                       22         54         71        154
SAIF Special Assessment                                       0          0          0        454
Depreciation and amortization                                35         34        116        115
Data Processing                                              39         40        110        109
Occupancy                                                    31         36         95         93
Loss on sale of securities                                    0          0          0         17
Merger acquisition costs                                     40          0        109          0
Other                                                       114        113        367        325
                                                       --------   --------   --------   --------

Total noninterest expense                                   443        451      1,453      1,771
                                                       --------   --------   --------   --------

INCOME (LOSS) BEFORE INCOME TAXES                           325        343        947        393

INCOME TAX EXPENSE                                          133        128        398        159
                                                       --------   --------   --------   --------

NET INCOME (LOSS)                                      $    192   $    215   $    549   $    234
                                                       ========   ========   ========   ========

Basic Earnings Per Share                               $   0.30   $   0.33   $   0.85   $   0.40
                                                       ========   ========   ========   ========

Diluted Earnings Per Share                             $   0.28   $   0.32   $   0.82   $   0.39
                                                       ========   ========   ========   ========

Weighted Average Shares Outstanding (Basic)             645,296    646,672    645,269    581,701
                                                       ========   ========   ========   ========

Weighted Average Shares Outstanding (Diluted)           674,828    665,824    669,764    599,054
                                                       ========   ========   ========   ========

                                        3

                  WESTWOOD FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            DECEMBER 31,                          DECEMBER 31,
                                                       --------------------                   ---------------------
                                                          1997       1996                       1997         1996
                                                       --------    --------                   --------    ---------

INTEREST OPERATING ACTIVITIES
  NET INCOME                                           $    192    $    215                   $    549    $    234
                                                       --------    --------                   --------    --------
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation                                             18          17                         53          51
    Amortization of goodwill                                 23          24                         70          71
    Amortization of stock bonus plan                          0          12                         80          36
    Provision for loan losses                                10           4                         27          44
    Loss on sale of securities                                0           0                          0          17
  (INCREASE) DECREASE IN ASSETS:
    Interest receivable                                     111         (96)                       104        (218)
    Prepaid income taxes                                      0          63                          0         (18)
    Prepaid expenses                                         28          60                         21         247
  INCREASE (DECREASE) IN LIABILITIES:
    Interest payable                                         23          25                         30          26
    Taxes payable                                            60           0                        121         (23)
    Accrued expenses                                          6        (462)                        (3)        (15)
                                                       --------    --------                   --------    --------
          TOTAL ADJUSTMENTS                                 279        (353)                       503         218
                                                       --------    --------                   --------    --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES         471        (138)                     1,052         452
                                                       --------    --------                   --------    --------

INVESTING ACTIVITIES:
    Loans made net of repayments                           (339)     (1,699)                       (83)     (5,728)
    Purchase of investments - net of sales                  259     (11,549)                    (1,620)    (14,789)
    Reduction of goodwill                                     0           0                          0          12
    Purchase of office property and equipment                (1)         (7)                       (13)        (49)
                                                       --------    --------                   --------    --------
           NET CASH PROVIDED (USED BY)
            INVESTING ACTIVITIES                            (81)    (13,255)                    (1,716)    (20,554)
                                                       --------    --------                   --------    --------

FINANCING ACTIVITIES:
    Net increase in deposit accounts                      1,060       1,690                      3,072       4,875
    Proceeds from sale of stock and reorganization,
       net of conversion costs                                0           0                          0       3,428
    Dividends paid                                          (64)        (32)                      (128)        (64)
    Loan Proceeds Received                                    0      10,000                          0      10,000
                                                       --------    --------                   --------    --------
     NET CASH PROVIDED
       FINANCING ACTIVITIES                                 996      11,658                      2,944      18,239
                                                       --------    --------                   --------    --------

     INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                               1,386      (1,735)                     2,280      (1,863)

     CASH AND CASH EQUIVALENTS - Beginning of period      6,302       5,080                      5,408       5,208
                                                       --------    --------                   --------    --------

     CASH AND CASH EQUIVALENTS - End of period         $  7,688    $  3,345                   $  7,688    $  3,345
                                                       ========    ========                   ========    ========

CASH PAID DURING THE PERIOD FOR:
   Interest                                            $    667    $    963                   $  2,771    $  2,678
   Income taxes                                        $     73    $     65                   $    277    $    200


          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 1:  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Westwood Financial Corporation (the "Corporation") and its a wholly-owned subsidiary, Westwood Savings Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statement of the financial condition, statement of operations, and statement of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year March 31, 1998 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Corporation's Annual Report on Form 10-KSB for the year ended March 31, 1997.

NOTE 2:  PROPOSED MERGER

On September 10, 1997, the Corporation and Lakeview Financial Corporation ("Lakeview") the holding company of Lakeview Savings Bank ("Lakeview Savings"), Paterson, New Jersey, signed a definitive merger agreement providing for the merger of the Corporation into Lakeview and the merger of the Bank into Lakeview Savings. Shares of the Corporation will be exchanged for $29.25, payable in the aggregate in the form of 49.9% cash and 50.1% Lakeview Common Stock. The transaction is subject to certain contingencies including satisfaction of state and federal regulatory approvals, approval of the shareholders of the Corporation and a receipt of a fairness opinion by the Corporation. It is anticipated that the transaction will occur in the first calendar quarter of 1998. The transaction is expected to be accounted for under the purchase method.

NOTE 3:  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("Statement 128), "Earnings Per Share." As required, the Corporation adopted Statement 128 during the quarter ended December 31, 1997. This statement redefines the standards of computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Statement 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of income statement for all entities with complex capital structures. Under Statement 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Statement 128 also requires the restatement of all prior-period EPS data presented.

NOTE 4:  COMMITMENTS AND CONTINGENCIES

On July 2, 1997, the Savings Bank entered into a contract to purchase a tract of land for $280,000. The contract is contingent upon receiving all municipal and government approvals, as required. The land may be used as a possible branch site.

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

On September 10, 1997, the Corporation and Lakeview Financial Corp. ("Lakeview") the holding company of Lakeview Savings Bank ("Lakeview Savings"), Paterson, New Jersey, signed a definitive merger agreement providing for the merger of the Corporation into Lakeview and the merger of the Bank into Lakeview Savings. Shares of the Corporation will be exchanged for $29.25, payable in the aggregate in the form of 49.9% cash and 50.1% Lakeview Common Stock. The transaction is subject to certain contingencies including satisfaction of state and federal regulatory approvals, approval of the shareholders of the Corporation and a receipt of a fairness opinion by the Corporation. It is anticipated that the transaction will occur in the first calendar quarter of 1998. The transaction is expected to be accounted for under the purchase method.

Financial Condition at December 31, 1997
----------------------------------------

Total assets at December 31, 1997 amounted to $111.7 million, an increase of $3.7 million, or 3.45% over total assets at March 31, 1997. This increase was due primarily to a $4.0 million net increase in investment securities an increase of $2.3 million in cash and cash equivalents offset by a net $2.4 decrease in mortgage-backed securities. Funding of asset growth was provided from the increase in deposit accounts and the principal collected on mortgage-backed securities. Total liabilities amounted to $101.3 million at December 31, 1997, an increase of $3.2 million, or 3.28%, over total liabilities at March 31, 1997. The increase in liabilities is due primarily to a $3.1 million net increase in deposits, which resulted in the Bank's response to the general increase in rates offered by other bank's in the market area.

Results of Operations - Comparison  For the Three Months Ended December 31, 1997
--------------------------------------------------------------------------------
and 1996
--------

Net Interest Income. Net interest income decreased $27,000, or 3.56%, for the three months ended December 31, 1997 as compared to the same period ended December 31, 1996. The decrease in net interest income was primarily the result of the decline in our interest rate spread and net interest margin to 2.36% and 2.70%, respectively, during the three months ended December 31, 1997 as compared to 2.64% and 2.95%, respectively, for the same period in 1996. The lower interest rate spread and net interest margin was primarily due to a lower yield on our average interest earning assets and higher costs of funds in the third quarter of 1997. For the three months ended December 31, 1997, our average yield decreased to 6.90% from 6.95%, respectively, and our average cost of funds increased to 4.54% from 4.31%, respectively, from the comparable 1996 period.

Provision for Loan Losses. At December 31, 1997, the Bank increased its provision for loan losses by $6,000, from the comparable period in December 1996 due to a potential loss on a consumer loan. The loan was written off in January, 1998 in the amount of $8,300.

Non-Interest Income. Non-interest income increased $7,000, or 17.95% during the period ended December 31, 1997, as compared to the same period ended December 31, 1996. This increase was primarily due to an increase in fee income from additional checking account activity, increased ATM fees and increased prepayment penalties.

Non-Interest Expense. Non-interest expense decreased $8,000 or 1.77% from $451,000 for the three months ended December 31, 1996 to $443,000 for the three months ended December 31, 1997. This decrease in expenses was primarily due to the decrease in FDIC insurance and regulatory expenses of $32,000; a $12,000 decrease in compensation and employee benefits; a decrease in occupancy expense of $5,000; and an increase of $40,000 in merger expenses relating to legal and accounting expenses regarding the proposed merger. The decrease in compensation and employee benefits was primarily due to the elimination of amortizing the stock bonus plans in the amount of $4,000 per month.

Results of  Operations - Comparison  of Nine Months Ended  December 31, 1997 and
--------------------------------------------------------------------------------
December 31, 1996
-----------------

Net Interest Income. Net interest income increased $180,000, or 8.56%, for the nine months ended December 31, 1997 as compared to the same period ended December 31, 1996. Our interest rate spread and net interest margin declined to 2.49% and 2.82%, respectively during the nine months ended December 31, 1997 compared to 2.77% and 3.07%, respectively for the same period in 1996. The lower interest rate spread and net interest margin was primarily due to a lower yield on earning assets and higher costs of funds for the first nine months of 1997. For the nine months ended December 31, 1997, our average yield decreased to 6.93% from 7.01%, respectively, and our average cost of funds increased to 4.46% from 4.25%, respectively, from the comparable 1996 period.

Provision for Loan Losses. At December 31, 1997, the Bank decreased its provision for loan losses by $17,000 or 38.64%, from the comparable period in December, 1996. The Bank maintains a provision for losses on loans based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Bank's past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. Based upon a review of these factors, management determined that the Bank's allowance for loan losses was adequate in view of the composition of the Bank's loan portfolio. At December 31, 1997, the Bank had no non-performing assets and its loan portfolio consisted of 91.27% of loans secured by one-to-four family residential properties.

Non-Interest Income. Non-interest income increased $39,000 from $104,000 for the nine months ended December 31, 1996 to $143,000 for the nine months ended December 31, 1997, primarily due to a $20,000 increase in checking account fees and a $16,000 increase in ATM fees.

Non-Interest Expense. Non-interest expense decreased $318,000 from $1.8 million to $1.5 million during the comparable periods ending December 31, 1996 and 1997, respectively. This decrease was primarily due to the one-time SAIF special assessment of $454,000 made in 1996 and a decrease in FDIC insurance and regulatory expenses totalling $83,000. These were offset by an $81,000 increase in compensation and employee benefits, $109,000 in merger expenses relating to legal and accounting expenses of the proposed merger and $42,000 in other expenses. The increase in compensation and employee benefits was primarily due to amortization of the stock bonus plans and the hiring of additional staff. In regard to the increase in other expenses, there was no expense included in the category that increased materially.

Liquidity Resources
-------------------

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayment of loans and mortgage-backed securities. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund its operations internally. Additionally, sources of funds include the ability to utilize Federal Home Loan Bank of New York advances and the ability to borrow against mortgage-backed and investment securities. As of December 31, 1997, the Bank had $10 million in borrowed funds.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of December 31, 1997, the Bank had mortgage commitments to fund loans of $418,000. Also, at December 31, 1997, there were commitments on unused lines of credit relating to home equity loans of $2.6 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1997 totaled $51.5 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Bank. As a result, no adverse liquidity effects are expected. At December 31, 1997, the Bank's total liquidity was 55.60%.

Capital Compliance
------------------

The following table sets forth the institution's capital position at December 31, 1997 as compared to the minimum regulatory capital requirements imposed on the institution by the FDIC at that date. The Bank also met the capital requirements of the New Jersey Department of Banking.


                                                  At December 31, 1997
                                             -----------------------------
                                              Amount             of Assets
                                             -------             ---------
GAAP Capital:                                $10,451                 9.36%
                                             =======                =====

Leverage Capital:(1)(2)
Actual Leverage Capital                      $ 7,989                 7.36%
Leverage Capital Requirement                   3,258                 3.00%
                                             -------                -----
  Excess                                     $ 4,731                 4.36%
                                             =======                =====

Tier 1 Capital: (1)(3)
  Actual Tier 1 Capital                      $ 7,989                20.00%
  Tier 1 Capital Requirement                   1,598                 4.00%
                                             -------                -----
   Excess                                    $ 6,391                16.00%
                                             =======                =====

Total Risk-Based Capital:(1)(3)
  Actual Risk-Based Capital                  $ 8,234                20.62%
  Risk-Based Capital Requirement               3,195                 8.00%
                                             -------                -----
  Excess                                     $ 5,039                12.62%
                                             =======                =====


(1) Regulatory capital reflects modifications from GAAP capital due to identifiable intangible assets and constraints on allowance for loan and lease losses.
(2) Leverage Capital is computed as a percentage of Average Total Assets of $108,598.
(3) Tier 1 Capital and Total Risk-Based Capital are computed as a percentage of Total Risk-Weighted Assets of $39,941.

Key Operating Ratios
--------------------

THE TABLE BELOW SETS FORTH CERTAIN RATIOS OF THE COMPANY FOR THE PERIODS INDICATED.

                                                   AT OR FOR THE          AT OR FOR THE
                                                   THREE MONTHS            NINE MONTHS
                                                  ENDED DECEMBER 31,    ENDED DECEMBER 31,
                                                  ------------------    ------------------

                                                   1997       1996       1997       1996
                                                   ----       ----       ----       ----




RETURN ON AVERAGE ASSETS (net income
  divided by average total assets) (1)             0.69%      0.84%      0.66%      0.33%

RETURN ON AVERAGE EQUITY (net income
  divided by average equity) (1)                   7.42%      8.91%      7.14%      3.51%

INTEREST RATE SPREAD (1) (2)                       2.36%      2.61%      2.50%      2.76%

NET INTEREST MARGIN (net yield on average
  interest-earning assets)                         2.70%      3.22%      2.82%      3.17%

AVERAGE INTEREST-EARNING ASSETS TO
  AVERAGE INTEREST-BEARING LIABILITIES           108.06%    116.40%    107.91%    110.55%

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES TO NON-INTEREST EXPENSE            125.53%    130.39%    121.93%    106.73%

NON-INTEREST EXPENSE TO AVERAGE ASSETS (1)         1.59%      1.77%      1.75%      2.50%

BOOK VALUE PER SHARE                           $  16.20    $ 15.06    $ 16.20   $  15.06

AVERAGE EQUITY TO AVERAGE ASSETS (average
  equity dividend by average total assets)         9.34%      9.50%      9.26%      9.43%

EQUITY TO ASSETS AT PERIOD END                     9.36%      9.27%      9.36%      9.27%


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

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.     Legal Proceedings
            -----------------

            The Corporation was not involved in any material legal proceedings at December 31, 1997. The Bank, from time to time, is a party to litigation, which arises in the ordinary course of business, such as claims to enforce liens, claims involving the making and servicing of loans, claims relating to the hiring or termination of employees, and other issues incident to the business of the Bank. In the opinion of management, the resolution of these lawsuits would not have a material adverse effect on the financial condition or results of operations of the Bank or the Corporation.

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

Item 5.     Other Information
            -----------------

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K
            ---------------------------------

            (a)   List of Exhibits
            3.1   Articles of Incorporation of Westwood Financial Corporation*
            3.2   Bylaws of Westwood Financial Corporation*
            4     Specimen Stock Certificate*
            27    Financial Data Schedule (electronic filing only)

-----------------------------
* Incorporated by reference to Registrant's Registration Statement on Form S-1 initially filed with the SEC on December 20, 1995 (File No. 33-28200).

            (b) Not applicable.

                         WESTWOOD FINANCIAL CORPORATION

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Westwood Financial Corporation



Date:    2/10/98              By: /s/ William J. Woods
      ----------------            -----------------------------------------
                                  William J. Woods
                                  Chief Executive Officer
                                  (Principal Executive Officer)



Date:    2/10/98              By: /s/ George E. Niemczyk
      -----------------           -----------------------------------------
                                  George E. Niemczyk
                                  Controller
                                  (Principal Accounting and Financial Officer)